Form 10-Q
period 2015-03-31
AerCap Global Aviation Trust
filed 2015-05-13
CIK 1603794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-203579-01

AERCAP GLOBAL AVIATION TRUST

(Exact name of registrant as specified in its charter)

Delaware	38-7108865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4450 Atlantic Avenue

Westpark Business Campus

Shannon, Co, Clare Ireland

(Address of principal executive offices)

Registrant’s telephone number, including area code: +353-61-723-600

Puglisi & Associates

850 Library Avenue, Suite 204

Newark, Delaware 19711

(302) 738-6680

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Page
Table of Definitions	2

Part I. Financial Information	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 (Successor)	3

Condensed Consolidated Income Statements - Three Months Ended March 31, 2015 (Successor) and Three Months Ended March 31, 2014 (Predecessor)	4

Condensed Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2015 (Successor) and Three Months Ended March 31, 2014 (Predecessor)	5

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2015 (Successor) and Three Months Ended March 31, 2014 (Predecessor)	6

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 4. Controls and Procedures	40

Part II. Other Information	41

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 4. Mine Safety Disclosures	41

Item 6. Exhibits	41

Signatures	42

TABLE OF DEFINITIONS

AeroTurbine	AeroTurbine, Inc.

AerCap	AerCap Holdings N.V. and its subsidiaries

AerCap Transaction	AerCap and AerCap Ireland Limited, a wholly-owned subsidiary of AerCap, purchase of 100 percent of ILFC’s common shares from AIG on May 14, 2014

AerCap Trust	AerCap Global Aviation Trust and its consolidated subsidiaries

AIG	American International Group, Inc.

Airbus	Airbus S.A.S.

AOCI	Accumulated other comprehensive income (loss)

Boeing	The Boeing Company

Closing Date	May 14, 2014

The Company, management, we, our, us	Prior to May 14, 2014, ILFC and its consolidated subsidiaries and on and after May 14, 2014, AerCap Trust and its consolidated subsidiaries

ECA	Export Credit Agency

ECAPS	Enhanced Capital Advantaged Preferred Securities

Embraer	Embraer S.A.

EOL contract	End of lease contract

Ex-Im	Export-Import Bank of the United States

FASB	Financial Accounting Standards Board

ILFC	International Lease Finance Corporation and its consolidated subsidiaries

IRS	Internal Revenue Service

LIBOR	London Interbank Offered Rates

MAPS	Market Auction Preferred Stock

MR contract	Maintenance reserved contract

OCI	Other comprehensive income (loss)

Part-out	Disassembly of an aircraft for the sale of its parts

PB	Primary beneficiary

Predecessor	ILFC and its consolidated subsidiaries prior to May 14, 2014

Reorganization	The transfer of substantially all of ILFC’s assets to AerCap Trust and AerCap Trust’s assumption of substantially all of ILFC’s liabilities on May 14, 2014

SEC	U.S. Securities and Exchange Commission

SPE	Special purpose entity

Successor	AerCap Trust from its inception on February 5, 2014 and ILFC and its subsidiaries consolidated with AerCap Trust for the time period after May 13, 2014

U.S. GAAP	Accounting Principles Generally Accepted in the United States of America

VIE	Variable interest entity

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

		Successor
		March 31,	December 31,
	Note	2015	2014
Assets
Cash and cash equivalents		$1,084,270	$586,349
Restricted cash		26,361	421,170
Trade receivables		131,846	148,454
Flight equipment held for operating leases, net	5	24,169,121	23,604,926
Maintenance rights intangible and lease premium, net	6	3,795,012	3,901,737
Flight equipment held for sale		80,593	14,082
Net investment in finance and sales-type leases		384,625	317,062
Prepayments on flight equipment	16	3,085,809	3,166,381
Other intangibles, net	7	519,807	523,709
Deferred income tax asset	13	52,316	52,316
Receivable from AerCap, net	4	723,860	1,345,153
Other assets	8	504,454	495,705
Total Assets		$34,558,074	$34,577,044
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	9	$946,623	$979,365
Accrued maintenance liability	11	2,742,327	2,744,510
Lessee deposit liability		766,939	760,608
Debt	12	24,249,992	24,568,509
Deferred income tax liability	13	233,944	186,861
Commitments and contingencies	16
Total Liabilities		28,939,825	29,239,853
Beneficial ownership interests		4,557,641	4,557,641
Additional paid-in capital		20,638	14,876
Accumulated retained earnings		963,201	687,814
Total equity before non-controlling interest	19	5,541,480	5,260,331
Non-controlling interest	19	76,769	76,860
Total Equity	19	5,618,249	5,337,191
Total Liabilities and Equity		$34,558,074	$34,577,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands)

(Unaudited)

		Successor	Predecessor
		Three Months	Three Months
		Ended	Ended
	Note	March 31, 2015	March 31, 2014
Revenues and other income
Lease revenue		$980,452	$1,048,603	(a)
Net gain on sale of assets		33,701	—
Flight equipment marketing and gain on aircraft sales			50,614
Other income	4,14	38,510	37,127
Total Revenues and other income		1,052,663	1,136,344
Expenses
Depreciation and amortization	5,7	357,925	452,045	(b)
Asset impairment		315	42,199	(c)
Interest expense	12	216,917	333,562	(d)
Leasing expenses		77,259	24,920	(e)
Transaction and integration related expenses	3	4,390	—
Selling, general and administrative expenses	4,15	73,767	90,579
Other expenses		—	980
Total Expenses		730,573	944,285
Income before income taxes		322,090	192,059
Provision for income taxes	13	(46,703)	(67,929)
Net income		$275,387	$124,130
Net income attributable to non-controlling interest		—
Net income attributable to beneficial owners		$275,387

(a)                 Amount was presented as Rental of flight equipment in the Predecessor financial statements.

(b)                Amount was presented as Depreciation of flight equipment in the Predecessor financial statements.

(c)               Amount was presented separately as Aircraft impairment charges on flight equipment held for use of $0 and Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of $42.2 million for the three months ended March 31, 2014 in the Predecessor financial statements.

(d)                Amount was presented as Interest in the Predecessor financial statements.

(e)                Amount was presented as Aircraft costs in the Predecessor financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

Successor
Three Months
Ended
March 31, 2015
Net income attributable to beneficial owners	$275,387
Other comprehensive income	—
Comprehensive income	$275,387

Predecessor
Three Months
Ended
March 31, 2014
Net income	$124,130
Other comprehensive income:
Net changes in fair value of cash flow hedges, net of taxes of $(786) (2014), and net of reclassification adjustments	1,440
Change in unrealized fair value adjustments of available-for-sale securities, net of taxes of $(285) (2014), and net of reclassification adjustments	522
Total other comprehensive income	1,962
Comprehensive income	$126,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Operating Activities
Net income	$275,387	$124,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357,925	452,045	(a)
Asset impairment	315	42,199	(b)
Amortization of debt issuance costs	2,342	18,201	(c)
Amortization of debt discount	—	2,603
Amortization of prepaid lease costs	—	10,982
Amortization of lease premium intangibles	5,749	—
Amortization of fair value adjustments on debt	(122,455)	—
Accretion of fair value adjustments on deposits and maintenance liabilities	21,920	—
Maintenance rights expense	57,751	—
Net gain on sale of assets	(33,701)	—
Forfeitures of customer deposits	—	(1,812)
Deferred income taxes	47,083	192,392	(d)
Other	(34,707)	(48,833	)(e)
Changes in operating assets and liabilities:
Trade receivables	28,745	—
Other assets	7,962	—
Accounts payable, accrued expenses and other liabilities	(74,401)	—
Lease receivables and other assets	—	5,757
Accrued interest and other payables	—	(88,305)
Current income taxes and other tax liabilities	—	(125,108	)(d)
Net cash provided by operating activities	539,915	584,251
Investing Activities
Purchase of flight equipment	(917,829)	(307,464	)(f)
Proceeds from sale or disposal of assets	112,829	97,466	(g)
Prepayments on flight equipment	(89,912)	(105,669	)(h)
Collections of notes receivable	—	595
Collections of finance and sales-type leases	25,200	13,701
Movement in restricted cash	394,809	(670,920	)(i)
Net cash used in investing activities	(474,903)	(972,291)
Financing Activities
Issuance of debt	20,213	1,492,500	(j)
Repayment of debt	(216,275)	(203,082	)(k)
Debt issuance costs paid	(2,859)	(10,651	)(l)
Advances from related party	643,674	—
Maintenance payments received	108,973	105,024	(m)
Maintenance payments returned	(119,178)	(74,870	)(n)
Security deposits received	40,832	34,668	(o)
Security deposits returned	(41,348)	(22,130	)(p)
Net change in other deposits	—	32,388
Payment of preferred dividends	—	(47)
Net cash provided by financing activities	434,032	1,353,800
Net increase in cash and cash equivalents	499,044	965,760
Effect of exchange rate changes	(1,123)	38	(q)
Cash and cash equivalents at beginning of period	586,349	1,351,405
Cash and cash equivalents at end of period	$1,084,270	$2,317,203

(a)                 Amount was presented as Depreciation of flight equipment in the Predecessor financial statements.

(b)                Amount was presented as Aircraft impairment charges and fair value adjustments in the Predecessor financial statements.

(c)                 Amount was presented as Amortization of deferred debt issue costs in the Predecessor financial statements.

(d)                Current income taxes and other tax liabilities of $127,418 were reclassified to Deferred income taxes on our Predecessor Condensed Consolidated Balance Sheet for the three months ended March 31, 2014, as a result of our adoption of new accounting guidance on January 1, 2014.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(e)                 Includes foreign exchange adjustments on foreign currency denominated cash, gain on aircraft sales, provision for losses on aircraft asset value guarantees, amortization of fees received on asset value guarantees, and other non-cash items needed to adjust net income.

(f)                  Amount was presented as Acquisition of flight equipment in the Predecessor financial statements.

(g)                Amount was presented as Proceeds from disposal of flight equipment in the Predecessor financial statements.

(h)                Amount was presented as Payments for deposits and progress payments in the Predecessor financial statements.

(i)                  Amount was presented as Restricted cash in the Predecessor financial statements.

(j)                  Amount was presented as Proceeds from debt financing in the Predecessor financial statements.

(k)                Amount was presented as Payments in reduction of debt financing, net of foreign currency swap settlements in the Predecessor financial statements.

(l)                  Amount was presented as Debt issue costs in the Predecessor financial statements.

(m)               Amount was presented as Overhaul rentals collected in the Predecessor financial statements.

(n)                Amount was presented as Overhaul rentals reimbursed in the Predecessor financial statements.

(o)                Amount was presented as Security and rental deposits received in the Predecessor financial statements.

(p)                Amount was presented as Security and rental deposits returned in the Predecessor financial statements.

(q)                Amount was presented as Effect of exchange rate changes on cash and cash equivalents in the Predecessor financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$333,416	$366,567
Income taxes, net	2,354	636	(a)

(a)                 Includes $0.1 million paid to AIG for ILFC tax liability for the three months ended March 31, 2014.

Non-Cash Investing and Financing Activities

Successor:

Three Months Ended March 31, 2015:

Flight equipment in the amount of $67.8 million was reclassified to Net investment in finance and sales-type leases.

Flight equipment in the amount of $2.6 million was reclassified to Other assets.

Predecessor:

Three Months Ended March 31, 2014:

Prepayments on flight equipment of $65,878 offset by Security deposits, deferred overhaul rental and other customer deposits of $19,906 were applied to Acquisition of flight equipment of $45,972.

Flight equipment in the amount of $50,678 and Lease receivables and other assets of $6,080 were reclassified to Net investment in finance and sales-type leases of $36,260 with $20,588 charged to expense.

Security deposits, deferred overhaul rental and other customer deposits of $50,390 were applied to Gain on sale of flight equipment.

Flight equipment in the amount of $33,683 was reclassified to Lease receivables and other assets.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1.                    Basis of Presentation

The Company

AerCap Trust, a Delaware statutory trust, was formed on February 5, 2014. On the Closing Date, immediately after consummation of the AerCap Transaction, all of ILFC’s assets were transferred substantially as an entirety to AerCap Trust, and AerCap Trust assumed substantially all of the liabilities of ILFC. AerCap Ireland Capital Limited, a wholly-owned subsidiary of AerCap Ireland Limited, and ILFC, an indirect wholly-owned subsidiary of AerCap Trust, are the sole beneficiaries of AerCap Trust. Neither AerCap Ireland Limited nor AerCap Ireland Capital Limited are consolidated into the financial statements presented herein, but are related parties to the consolidated AerCap Trust. AerCap Trust, AerCap Ireland Capital Limited, AerCap Ireland and ILFC are all direct or indirect wholly-owned subsidiaries of AerCap.

In connection with the Reorganization, AerCap Trust agreed to assume ILFC’s obligations under its debt agreements, including under its various indentures, and AerCap and certain of its subsidiaries agreed to guarantee such obligations. ILFC also agreed to continue to be an obligor under these debt agreements. Accordingly, AerCap Trust became the successor obligor in respect of the bonds issued under ILFC’s various indentures, and as of the Closing Date, AerCap Trust succeeded ILFC as the entity for which financial information is filed with the SEC.

Prior to May 14, 2014, ILFC was an indirect wholly-owned subsidiary of AIG. On December 16, 2013, AIG entered into an agreement with AerCap and AerCap Ireland Limited, a wholly-owned subsidiary of AerCap, for the sale of 100 percent of ILFC’s common shares.

Following the completion of the AerCap Transaction, we measured the identifiable assets acquired, the liabilities assumed, and non-controlling interest at the Closing Date fair value by applying the acquisition method of accounting. Accordingly, a new basis of accounting was established and, for accounting purposes the old entity, the Predecessor, was terminated and a new entity, the Successor, was created. Predecessor represents ILFC and its consolidated subsidiaries’ historical accounting basis and covers the time period prior to May 14, 2014. Successor represents AerCap Trust from its inception on February 5, 2014 and ILFC and its subsidiaries consolidated with AerCap Trust for the time period from May 14, 2014, reflecting the assets and liabilities at fair value by allocating the purchase price to the identifiable assets acquired and liabilities assumed and non-controlling interest pursuant to accounting guidance related to business combinations. Although the Successor was formed on February 5, 2014, Successor had no other activities until the Closing date. The distinction between these periods has been indicated in this Form 10-Q by the inclusion of a vertical line between the Predecessor and Successor columns of our financial statements and in the notes thereto. These separate periods are presented in order to reflect our new accounting basis as of the Closing Date, after applying the acquisition method of accounting. Results presented for periods subsequent to the AerCap Transaction reflect Successor accounting policies. The timing and amount of revenues and expenses recognized in results of operations and the classification of amounts recorded in the financial statements in periods subsequent to the Closing Date may differ from Predecessor’s presentation. Consequently, the financial statements and notes for the Predecessor periods are not comparable to the Successor periods. Despite the separate presentation, our core operations have not changed (see Note 3—AerCap Transaction).

General

The accompanying unaudited, Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

The accompanying unaudited, Condensed Consolidated Financial Statements include our accounts and accounts of all other entities in which we have a controlling financial interest. See Note 17—Variable Interest Entities. All material intercompany accounts have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Successor’s Annual Report for the year ended December 31, 2014, filed as Exhibit 99.1 to International Lease Finance Corporation’s Form 8-K on March 30, 2015.

Out of period adjustments

Our Condensed Consolidated Income Statement for the three months ended March 31, 2015, includes an out of period adjustment which decreased Net income by $14.4 million. This adjustment corrects capitalized interest on Prepayments on flight equipment in prior periods. Management has determined, after evaluating the quantitative and qualitative aspects of this out of period adjustment, that our current and prior period financial statements taken as a whole are not materially misstated.

Results for the Predecessor period for the three months ended March 31, 2014 include out of period adjustments related to prior years, which increased Net income by $1.3 million. The out of period adjustments primarily relate to subsequent cash collections that should have been accrued as revenue during the year ended December 31, 2013. Management has determined, after evaluating the quantitative and qualitative aspects of these out of period adjustments, both individually and in the aggregate, that our prior period financial statements are not materially misstated.

Reportable segments

We manage our business and analyze and report our results of operations on the basis of one business segment: leasing, financing, sales and management of commercial aircraft and engines.

2.                    Summary of Significant Accounting Policies

Our significant accounting policies are described in our Successor’s Annual Report for the year ended December 31, 2014, filed as Exhibit 99.1 to International Lease Finance Corporation’s Form 8-K on March 30, 2015.

Recent Accounting Guidance

Accounting Standard Adopted During 2015:

Reporting Discontinued Operations

In April 2014, the FASB issued an accounting standard that changes the requirements for presenting a component or group of components of an entity as a discontinued operation and requires new disclosures. Under the standard, the disposal of a component or group of components of an entity should be reported as a discontinued operation if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Disposals of equity method investments, or those reported as held-for-sale, will be eligible for presentation as a discontinued operation if they meet the new definition. The standard also requires entities to provide specified disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

We adopted the standard on its required effective date of January 1, 2015 and it did not have any effect on our consolidated financial condition, results of operations or cash flows.

Future Application of Accounting Guidance:

Revenue from Contracts with Customers

In May 2014, the FASB issued an accounting standard that provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This guidance does not apply to lease contracts with customers. The standard will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied.

This standard will be effective for the fiscal year beginning after December 1, 2016 and subsequent interim periods. We have the option to apply the provisions of the standard either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this standard recognized at the date of initial application. Early adoption is not permitted. We plan to adopt the standard on its required effective date of January 1, 2017. We are evaluating the effect the adoption of the standard will have on our consolidated financial statements.

Disclosure of Going Concern Uncertainties

In August 2014, the FASB issued an accounting standard that requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We plan to adopt the standard on its required effective date of January 1, 2017.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued an accounting standard that affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

This standard will be effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The standard may be applied retrospectively or through a cumulative effect adjustment to equity as of the beginning of the year of adoption. We plan to adopt the standard on its required effective date of January 1, 2016. We are evaluating the effect the adoption of the standard will have on our consolidated financial condition, results of operations and cash flows.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

Presentation of Debt Issuance Costs

In April 2015, the FASB issued an accounting standard that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. The standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the standard should be applied retrospectively to all prior periods presented in the financial statements. We plan to adopt the standard on its required effective date of January 1, 2016. The adoption of this standard will only result in a change in presentation of these costs on our Condensed Consolidated Balance Sheets.

3.                    AerCap Transaction

On May 14, 2014, AerCap and AerCap Ireland Limited, a wholly-owned subsidiary of AerCap, completed the purchase of 100 percent of ILFC’s common shares from AIG (the “AerCap Transaction”). The total consideration paid to AIG on the Closing Date consisted of $2.4 billion in cash and 97,560,976 newly-issued AerCap common shares. As a result of the AerCap Transaction, AIG owns approximately 46 percent of AerCap. A portion of the AIG shares remain subject to a lockup agreement providing for the staggered expiration of lockup periods beginning nine months and ending 15 months after the Closing Date. To date, no shares have been sold by AIG. AIG has entered into agreements with AerCap regarding voting restrictions, standstill provisions and certain registration rights.

AerCap Trust reported transaction and integration expenses related to the AerCap Transaction of $4.4 million for the three months ended March 31, 2015. Those expenses are included in the Successor’s Condensed Consolidated Income Statement and consist primarily of severance and other compensation expenses.

4.                    Related Party Transactions

Related Parties:  As a result of the AerCap Transaction, AIG holds a significant ownership interest in AerCap. Consequently, AIG and its subsidiaries are considered related parties both before and after the Closing Date. AerCap and its consolidated subsidiaries, including AerCap Ireland Limited, and AerCap Ireland Capital Limited are related parties after the Closing Date.

Successor

Derivatives:  The counterparty of all of our interest rate swap agreements is AIG Markets, Inc., a wholly-owned subsidiary of AIG, and these swap agreements are guaranteed by AIG. See Note 10—Derivative Financial Instruments and Note 18—Fair Value Measurements.

Management Fees:  We earn management fees from two trusts consolidated by AIG (the ‘‘Castle Trusts’’) for the management of aircraft the Predecessor sold to the trusts in prior years.

Dividends and Capital Contribution:  During the three months ended March 31, 2015, we recorded $5.8 million in stock compensation for AerCap share-based awards, as a capital contribution in Additional paid-in-capital.

Transactions with AerCap:  AerCap provides us with certain managerial, finance, technical, marketing and support services which are essential to our business operations. We compensate AerCap for these services in accordance with AerCap’s global transfer pricing methodology. We had a net receivable from AerCap of $723.9 million as of March 31, 2015 relating to operational activities of AerCap including, but not limited to, the issuance and payoff of third-party debt, the purchase and transfer of aircraft, management fees allocated by AerCap and other cash transfers in the ordinary course of business.

Aircraft Leased to AerCap:  Some of our aircraft are on lease to AerCap, which leases the aircraft to airlines. We recorded commission expense to AerCap of $0.5 million for the three months ended March 31, 2015, related to those leases.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

Predecessor

Related Party Allocations and Fees: Prior to May 14, 2014, we were party to cost sharing agreements, including with respect to tax, with AIG. Generally, these agreements provided for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. Our management believed the proportionate method used to allocate corporate costs was reasonable. It was not practicable to determine what the amounts of those expenses would have been had we operated on a standalone basis. We earned management fees from two trusts consolidated by AIG (the ‘‘Castle Trusts’’) for the management of aircraft we sold to the trusts in prior years. For the period preceding our sale by AIG to AerCap, we were included in the consolidated federal income tax return of AIG as well as certain state tax returns, where AIG files on a combined/unitary basis. Settlement with AIG for taxes was determined in accordance with the tax sharing agreement we had with AIG up to the Closing Date. Prior to the Closing Date, under an agreement AIG entered into with AerCap, net tax payments under the tax sharing agreement were temporarily suspended, and the tax sharing agreement with AIG was terminated upon consummation of the AerCap Transaction. Our U.S. federal and state tax liabilities for tax years prior to May 14, 2014, including the liability related to unrecognized tax benefits, remained with AIG.

Derivatives and Insurance Premiums:  The counterparty of all of our interest rate swap agreements was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note 18—Fair Value Measurements and Note 10—Derivative Financial Instruments. In addition, we purchased insurance through a broker who may have placed part of our policies with AIG. Total insurance premiums were $1.6 million for the three months ended March 31, 2014.

Our financial statements include the following amounts involving related parties:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
Income Statement	March 31, 2015	March 31, 2014
(Dollars in thousands)
Expense (income):
Allocated corporate costs from AerCap	$28,771	$—
Interest income on Receivable from AerCap	(14,810)	—
Effect from derivative contracts with AIG Markets, Inc. (a)	(946)	290
Interest on derivative contracts with AIG Markets, Inc.	948	2,015
Management fees received from Castle Trusts	(1,819)	(1,858)
Commission revenue from AerCap for consigned aircraft	(2,658)	—
Lease commission to AerCap	507	—
Corporate costs from AIG, including allocations		2,073
Interest on time deposit account with AIG Markets (b)		(361)

	Successor
	March 31,	December 31,
Balance Sheet	2015	2014
(Dollars in thousands)
Asset (liability):
Receivable from AerCap, net	$723,860	$1,345,153
Receivable from AIG for compensation programs	266	5,716
Derivative liabilities (a)	(335)	(1,281)
Equity increase (decrease):
Stock compensation	5,762	14,876

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

(a)                       See Note 10—Derivative Financial Instruments.

(b)                      We had a 30-day interest bearing time deposit account with AIG Markets, Inc., which was terminated in connection with the AerCap Transaction.

Successor

Cash flow activities: The following related party transactions are reflected in the Successor Statement of Cash Flows for the three months ended March 31, 2015: (i) Cash transfers to or from related parties; (ii) revenue received on aircraft leased to a related party; (iii) maintenance claims paid on our behalf by related parties; and (iv) corporate expenses either paid by us on behalf of a related party or paid by related parties on our behalf.

5.                    Flight Equipment Held for Operating Leases, Net

Movements in flight equipment held for operating leases during the three months ended March 31, 2015 were as follows:

Successor
Three Months
Ended
March 31, 2015
(Dollars in thousands)
Net book value at beginning of period	$23,604,926
Additions	1,102,637
Depreciation	(348,165)
Impairment	(315)
Disposals/Transfers to Held for sale	(119,524)
Transfers to Net investment in finance and sales-type leases/Inventory	(70,438)
Net book value at end of period	$24,169,121
Accumulated depreciation at March 31, 2015	$(1,197,324)

6.                    Maintenance Rights Intangible and Lease Premium, Net

Maintenance rights intangible and lease premium consisted of the following at March 31, 2015 and December 31, 2014:

	Successor
	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Maintenance rights intangible	$3,708,480	$3,809,456
Lease premium	86,532	92,281
	$3,795,012	$3,901,737

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

Movements in the Maintenance rights intangible during the three months ended March 31, 2015 were as follows:

	Successor
	Three Months
	Ended
	March 31, 2015
	(Dollars in thousands)
Maintenance rights intangible, net at beginning of period	$3,809,456
EOL contract cash receipt	(11,115)
EOL and MR contract maintenance rights expense	(89,352	)(a)
Other	(509)
Maintenance rights intangible, net at end of period	$3,708,480

(a)                     Includes $42.7 million that is recorded in Net gain on sale of assets, as a result of the sale of four aircraft during the three months ended March 31, 2015.

The following table presents details of Lease premium and related accumulated amortization at March 31, 2015 and December 31, 2014:

	Successor
	March 31, 2015
	Gross carrying	Accumulated
	amount	amortization	Net
	(Dollars in thousands)
Lease premium	$106,325	$(19,793)	$86,532

	Successor
	December 31, 2014
	Gross carrying	Accumulated
	amount	amortization	Net
	(Dollars in thousands)
Lease premium	$106,743	$(14,462)	$92,281

Lease premiums that are fully amortized are removed from the gross carrying amount and accumulated amortization columns in the table above.

Amortization expense for Lease premium for the three months ended March 31, 2015 was $5.7 million.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

7.                    Other Intangibles, Net

Other intangibles consisted of the following at March 31, 2015 and December 31, 2014:

	Successor
	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Goodwill	$58,094	$58,094
Customer relationships	341,353	346,647
Contractual vendor intangible assets	47,580	47,580
Tradename and other intangible assets	72,780	71,388
	$519,807	$523,709

The following table presents details of customer relationships and tradename and other intangible assets and related accumulated amortization at March 31, 2015 and December 31, 2014:

	Successor
	March 31, 2015
	Gross carrying	Accumulated
	amount	amortization	Net
	(Dollars in thousands)
Customer relationships	$360,000	$(18,647)	$341,353
Tradename and other intangible assets	83,958	(11,178)	72,780
	$443,958	$(29,825)	$414,133

	Successor
	December 31, 2014
	Gross carrying	Accumulated
	amount	amortization	Net
	(Dollars in thousands)
Customer relationships	$360,000	$(13,353)	$346,647
Tradename and other intangible assets	79,365	(7,977)	71,388
	$439,365	$(21,330)	$418,035

Amortization expense for customer relationships and tradename and other intangible assets for the three months ended March 31, 2015 was $8.5 million.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

8.                    Other Assets

Other assets for the Successor were comprised of the following at the respective dates:

	Successor
	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Inventory	$252,678	$253,646
Other receivables	75,025	63,573
Notes receivable (a)	29,151	51,558
Debt issuance costs	50,647	50,130
Lease incentives	43,883	32,220
Other tangible fixed assets	13,436	17,781
Straight-line rents, prepaid expenses and other	39,634	26,797
	$504,454	$495,705

(a)                 As of March 31, 2015 and December 31, 2014, we did not have an allowance for credit losses on notes receivable and there was no activity recorded for credit losses during the Successor three months ended March 31, 2015, the Successor period beginning February 5, 2014 and ending December 31, 2014 or the Predecessor period beginning January 1, 2014 and ending May 13, 2014.

9.                    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities for the Successor were comprised of the following at the respective dates:

	Successor
	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Accounts payable and accrued expenses	$231,098	$254,360
Deferred revenue	323,135	317,818
Accrued interest	258,555	272,406
Asset value guarantees (a)	133,500	133,500
Derivative liabilities (b)	335	1,281
	$946,623	$979,365

(a)                 See Note 16—Commitments and Contingencies.

(b)                See Note 4—Related Party Transactions and Note 10—Derivative Financial Instruments.

10.             Derivative Financial Instruments

From time to time, we employ a variety of derivatives to manage exposures to interest rate and foreign currency risks. At March 31, 2015, we had interest rate swap agreements maturing through August 2015 that the Predecessor previously entered into with a subsidiary of AIG. Following the AerCap Transaction, our interest rate swap agreements ceased to qualify for hedge accounting and as a result we record changes in market values in income.

Our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our interest rate swap agreements are recorded at fair value in Accounts payable, accrued expenses and other liabilities on the Successor’s Condensed Consolidated Balance Sheets (see Note 18—Fair Value

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

Measurements). All of our interest rate swap agreements were in a liability position at March 31, 2015. Our derivative contracts do not have any credit risk related contingent features and we are not required to post collateral under any of our existing derivative contracts.

Prior to the AerCap Transaction, all of our interest rate swap agreements were designated as cash flow hedges and changes in fair value of cash flow hedges were recorded in OCI. Predecessor had previously de-designated and re-designated certain derivative contracts. The balance accumulated in AOCI at the time of the de-designation was amortized into income over the remaining life of the previously hedged item. In connection with the AerCap Transaction, we applied the acquisition method of accounting and all amounts remaining in AOCI were eliminated.

Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following tables present notional amounts and fair values of derivatives outstanding at the following dates:

	Successor
	March 31, 2015
	Liability Derivatives
	Notional Amount	Fair Value
	(Dollars in thousands)
Derivatives not qualifying for hedge accounting:
Interest rate swap agreements (a)	$14,326	$335
		$335

	Successor
	December 31, 2014
	Liability Derivatives
	Notional Amount	Fair Value
	(Dollars in thousands)
Derivatives not qualifying for hedge accounting:
Interest rate swap agreements (a)	$51,630	$1,281
		$1,281

(a)                       Converts floating interest rate debt into fixed rate debt.

We recorded the following in OCI related to derivative instruments for the three months ended March 31, 2014:

	Predecessor
	Three Months
	Ended
	March 31, 2014
Gain (Loss)	(Dollars in thousands)
Effective portion of change in fair market value of derivatives:
Interest rate swap agreements	$1,944	(a)
Amortization of balances of de-designated hedges and other adjustments	282
Income tax effect	(786)
Net changes in cash flow hedges, net of taxes	$1,440

(a)                       Includes the following: (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(71); and (ii) amounts reclassified from AOCI into interest expense when cash payments were made or received on qualifying cash flow hedges of $2,015.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

The following table presents the effect of derivatives recorded in Interest expense (Successor) and Other expenses (Predecessor) on the Condensed Consolidated Income Statements:

	Amount of Gain or (Loss)
	Recognized in Income on Derivatives
	Successor	Predecessor(a)
	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Derivatives designated as cash flow hedges:
Ineffectiveness of interest rate swap agreements (b)	$—	$(8)
Derivatives not designated as a hedge:
Interest rate swap agreements	946	—
Reconciliation to Condensed Consolidated Income Statements:
Reclassification of amounts de-designated as hedges recorded in AOCI	—	(282)
Effect from derivatives	$946	$(290)

(a)                 All components of each derivative’s gain or loss were included in the assessment of effectiveness.

(b)                Amounts were presented as Interest rate swap agreements in the Predecessor financial statements.

11.             Accrued Maintenance Liability

Movements in Accrued maintenance liability during the three months ended March 31, 2015 were as follows:

Successor
Three Months
Ended
March 31, 2015
(Dollars in thousands)
Accrued maintenance liability at beginning of period	$2,744,510
Maintenance payments received	108,973
Maintenance payments reimbursed	(119,178)
Release to income	(6,402)
Interest accretion	14,424
Accrued maintenance liability at end of period	$2,742,327

12.             Debt

As of March 31, 2015, the principal amount of our outstanding indebtedness totaled $23.1 billion, which excludes fair value adjustments of $1.2 billion and primarily consisted of senior unsecured bonds and medium term notes, senior secured bonds, export credit facilities, institutional secured term loans, and subordinated debt.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

The following table provides a summary of our indebtedness:

	Successor
	March 31,	December 31,
	2015 (a)	2014
	(Dollars in thousands)
Unsecured
ILFC Legacy Notes	$11,230,020	$11,230,020
AerCap Trust & AerCap Ireland Capital Limited Notes	3,400,000	3,400,000
Fair value adjustment	906,834	999,869
TOTAL UNSECURED	15,536,854	15,629,889
Secured
Export credit facilities	1,117,080	1,283,742
Senior secured notes	2,550,000	2,550,000
Institutional secured term loans	3,317,150	3,355,263
AeroTurbine revolving credit agreement	315,567	302,142
Camden Facility (b)	150,455	155,168
Fair value adjustment	263,123	292,543
TOTAL SECURED	7,713,375	7,938,858
Subordinated
ECAPs subordinated notes	1,000,000	1,000,000
Fair value adjustment	(237)	(238)
TOTAL SUBORDINATED	999,763	999,762
	$24,249,992	$24,568,509

(a)                       As of March 31, 2015, we were in compliance with the respective financial covenants across our various debt obligations.

(b)                      This is a limited-recourse facility.

Collateral Pledged for Secured Debt

As of March 31, 2015, we had pledged as collateral 404 aircraft with an aggregate net book value of $10.5 billion. As of March 31, 2015, the outstanding principal balance before fair value adjustments on the secured debt was $7.5 billion, including the AeroTurbine revolving credit facility of $315.6 million. AeroTurbine’s assets serve as collateral for the AeroTurbine revolving credit facility.

Amendments to our Debt Agreements with Respect to the AerCap Transaction and Reorganization

In connection with the Reorganization described in Note 1—Basis of Presentation, ILFC entered into amendments to certain of its debt agreements in order to reflect the Reorganization. Under the amendments to ILFC’s debt agreements for the 2004 Airbus ECA facility, 2012 Ex-Im Capital Markets facility, Hyperion facility, Vancouver facility, Temescal facility, AeroTurbine revolving credit facility, Camden facility, and ILFC’s indentures, AerCap Trust assumed the obligations and performance of certain covenants to be performed or observed by ILFC, and AerCap and certain of its subsidiaries guaranteed such obligations and the performance of certain covenants to be performed or observed by ILFC. Accordingly, AerCap Trust, by the terms of the indentures governing ILFC’s secured and unsecured bonds, became the successor obligor thereunder, including with respect to the bonds issued under ILFC’s registration statements filed with the SEC. As a result, AerCap Trust succeeded ILFC as the entity for which financial information is filed with the SEC. ILFC also agreed to continue to be an obligor under these agreements, including the indentures.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

Unsecured Notes

ILFC Legacy Notes

As of March 31, 2015, the aggregate outstanding principal amount of senior unsecured notes was approximately $ 11.2 billion issued by ILFC pursuant to registration statements prior to the AerCap Transaction (the “ILFC Legacy Notes”). The ILFC Legacy Notes have maturities ranging through 2022, including a $750 million repayment on April 1, 2015. The fixed rate notes bear interest at rates ranging from 3.875% to 8.875%, and the floating rate notes bear interest at three-month LIBOR plus a margin of 1.95%, with the interest rate resetting quarterly. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements.

The indentures governing the ILFC Legacy Notes contain customary covenants that, amongst other things, restrict our, and our restricted subsidiaries’, ability to (i) incur liens on assets; (ii) declare or pay dividends or acquire or retire shares of our capital share during certain events of default; (iii) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. The indentures also provide for customary events of default, including, but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness and certain events of insolvency. If any event of default occurs, any amount then outstanding under the indentures may immediately become due and payable.

AerCap Trust is the successor issuer under the indenture governing the ILFC Legacy Notes and ILFC continues to be a co-obligor. AerCap and certain of its subsidiaries are guarantors of the ILFC Legacy Notes.

AerCap Trust & AerCap Ireland Capital Limited Senior Unsecured Notes

In May 2014, AerCap Trust and AerCap Ireland Capital Limited co-issued $2.6 billion aggregate principal amount of senior unsecured notes, consisting of $400.0 million of 2.75% notes due 2017, $1.1 billion of 3.75% notes due 2019, and $1.1 billion of 4.50% notes due 2021 (collectively the “Acquisition Notes”). The proceeds from the offering were primarily used to finance the cash consideration paid in connection with the AerCap Transaction.

In September 2014, AerCap Trust and AerCap Ireland Capital Limited co-issued $800.0 million aggregate principal amount of 5.00% senior notes (the “5.00% Notes,” and together with the Acquisition Notes, the “AGAT/AICL Notes”). The proceeds from the offering were advanced to AerCap Ireland Capital Limited and were used for general corporate purposes. The final maturity date of the 5.00% Notes is October 1, 2021.

The AGAT/AICL Notes are guaranteed by AerCap and certain of its subsidiaries. The AGAT/AICL Notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements.

The indenture governing the AGAT/AICL Notes contains customary covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur liens on assets; (ii) declare or pay dividends or acquire or retire shares of our capital share during certain events of default; (iii) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. The indenture also provides for customary events of default, including, but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness and certain

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

events of insolvency. If any event of default occurs, any amount then outstanding under the indenture may immediately become due and payable.

We are required to conduct an exchange offer for the AGAT/AICL Notes pursuant to registration rights agreements entered into at the time the respective AGAT/AICL Notes were issued, whereby we will offer in exchange for the AGAT/AICL Notes, which are unregistered and were sold in private placements under Rule 144A and Regulation S under the Securities Act, new notes registered under the Securities Act (the “Exchange Notes”). The Exchange Notes will have substantially the same terms as the AGAT/AICL Notes, except that the Exchange Notes will be registered under the Securities Act and will not benefit from certain rights under the registration rights agreements including an increase in the interest rate related to defaults in our agreement to carry out the exchange offer. On April 23, 2015, we filed with the SEC a registration statement on Form F-4 in partial satisfaction of our obligations under the registration rights agreements.

Redemption of Unsecured Notes:  We may redeem each series of our unsecured notes, in whole or in part, at any time at a price equal to 100% of the aggregate principal amount plus the applicable “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date. The “make-whole” premium is the excess of:

(1)                   the sum of the present value at such redemption date of all remaining scheduled payments of principal and interest on such note through the stated maturity date of the notes (excluding accrued but unpaid interest to the redemption date), discounted to the date of redemption using a discount rate equal to the Treasury Rate plus 50 basis points; over

(2)                   the principal amount of the notes to be redeemed.

Export Credit Facilities

2004 Airbus ECA Facility

In 2004, ILFC entered into an ECA facility agreement through certain wholly-owned subsidiaries. The 2004 ECA facility was used to fund purchases of certain Airbus family aircraft through 2010. Each aircraft purchased was financed by a ten-year fully amortizing loan. New financings are no longer available under the 2004 ECA facility. The obligations of the subsidiary borrower were originally guaranteed by ILFC. AerCap and certain of its subsidiaries have been added as additional guarantors.

As of March 31, 2015, approximately $878.3 million was outstanding under the 2004 ECA facility, relating to 53 aircraft.

In February 2015, we entered into an amendment to the 2004 ECA facility allowing funds that previously were required to be segregated to be replaced by letters of credit, and releasing the security interest in respect of certain aircraft for which the associated loans had been repaid. Prior to entering into this amendment, we were required to segregate security deposits and overhaul rentals received under the leases related to the aircraft funded under the facility to the extent amounts remained outstanding under the relevant aircraft loan. The segregated funds were deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility.

We must register mortgages on certain aircraft funded under the 2004 ECA facility in the local jurisdictions in which the respective aircraft are registered. The mortgages are required to be filed only with respect to aircraft that have outstanding loan balances.

2012 Ex-Im Capital Markets Facility

On December 19, 2012, ILFC issued through a consolidated entity pre-funded amortizing notes with an aggregate principal amount of $287.0 million. The notes mature in January 2025 and scheduled principal payments commenced in April 2013. The notes

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

bear interest at a rate per annum equal to 1.492%. During the year ended December 31, 2013, ILFC used the proceeds from the notes to finance two Boeing 777-300ER aircraft, which serve as collateral for the notes. AerCap and certain of its other subsidiaries guarantee the Ex-Im financings. The Ex-Im financings are also guaranteed by the Export-Import Bank of the United States.

Senior Secured Notes

In August 2010, ILFC issued $3.9 billion of senior secured notes (the “Senior Secured Notes”), with $1.35 billion that matured in September 2014 and bore interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. AerCap Trust is the successor issuer under the indenture governing the Senior Secured Notes and ILFC continues to be a co-obligor. AerCap and certain of its other subsidiaries guarantee the Senior Secured Notes. We can redeem the Senior Secured Notes at any time prior to their maturity, subject to a penalty of the greater of 1% of the outstanding principal amount and a “make-whole” premium. There is no sinking fund for the Senior Secured Notes.

The Senior Secured Notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and cash collateral when required. In addition, two of our subsidiaries, which either own or hold leases attached to the aircraft included in the pool securing the Senior Secured Notes, have guaranteed the notes. Following repayment of the $1.35 billion on the 6.5% Senior Secured Notes due 2014, certain collateral was released, and as of March 31, 2015, 146 aircraft secured the notes.

The indenture and the aircraft mortgage and security agreement governing the Senior Secured Notes contain customary covenants that, among other things, restrict our and our restricted subsidiaries’ ability to (i) create liens; (ii) sell, transfer or otherwise dispose of the assets serving as collateral for the Senior Secured Notes; (iii) declare or pay dividends or acquire or retire shares of our capital share during certain events of default; (iv) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; and (v) make investments in or transfer assets to non-restricted subsidiaries.

The indenture also restricts our and the subsidiary guarantors’ ability to consolidate, merge, sell or otherwise dispose of all, or substantially all, of our assets. The indenture also provides for customary events of default, including but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness, and certain events of insolvency. If any event of default occurs, any amount then outstanding under the Senior Secured Notes may immediately become due and payable.

Institutional Secured Term Loans

Hyperion Facility

In March 2014, one of ILFC’s indirect, wholly-owned subsidiaries entered into a secured term loan agreement in the amount of $1.5 billion. The loan bears interest at LIBOR plus a margin of 2.75% with a 0.75% LIBOR floor, or, if applicable, a base rate plus a margin of 1.75%. The loan matures in March 2021. We can voluntarily prepay the loan at any time, subject to certain conditions.

The obligations of the subsidiary borrower were originally guaranteed by ILFC and certain of its subsidiaries. AerCap and certain of its subsidiaries have been added as additional guarantors.

The loan is secured by the equity interests in the borrower and certain SPE subsidiaries of the borrower. The SPEs hold title to 83 aircraft with an appraised value of approximately $2.3 billion as of March 31, 2015, representing a loan-to-value ratio of approximately 65.6%. The loan requires a loan-to-value ratio of no more than 70%. If the maximum loan-to-value ratio is exceeded, we will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than 70%.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

The loan contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of the guarantors, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

Vancouver Facility

In February 2012, one of ILFC’s indirect, wholly-owned subsidiaries entered into a secured term loan agreement in the amount of $900.0 million. In April 2013, ILFC amended the agreement and simultaneously prepaid $150.0 million of the outstanding principal amount. The remaining outstanding principal amount of $750.0 million bears interest at an annual rate of LIBOR plus 2.75%, with a LIBOR floor of 0.75%, or, if applicable, a base rate plus a margin of 1.75%. The original maturity date of the loan was June 2017. In May 2015, the facility was amended to extend the maturity date from March 2018 to April 2020. We can voluntarily prepay the loan at any time, subject to certain conditions.

The obligations of the subsidiary borrower were originally guaranteed by ILFC and certain of its subsidiaries. AerCap and certain of its subsidiaries have been added as additional guarantors.

The loan is secured by the equity interests in certain SPEs of the subsidiary borrower. As of March 31, 2015, the SPEs collectively own a portfolio of 59 aircraft with an appraised value of approximately $1.4 billion, equaling a loan-to-value ratio of approximately 52.7%. The loan requires a loan-to-value ratio of no more than 63%. If the maximum loan-to-value ratio is exceeded, we will be required to prepay a portion of the outstanding loan, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than 63%.

The loan contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of the guarantors, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

Temescal Facility

In March 2011, one of ILFC’s indirect, wholly-owned subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. As of March 31, 2015, approximately $1.1 billion was outstanding. In March 2015, the facility was amended to reduce the margin and extend the maturity date. The loan bears interest at LIBOR plus a margin of 2.00%, or if applicable, a base rate plus a margin 1.00%, and the final maturity date is March 2021.The initially loan bore interest at LIBOR plus a margin of 2.75%, or if applicable, a base rate plus a margin of 1.75% and the maturity date was March 2018. We can voluntarily prepay the loan at any time, subject to certain conditions.

The obligations of the subsidiary borrower were originally guaranteed by ILFC and certain of its subsidiaries. AerCap and certain of its subsidiaries have been added as additional guarantors.

The loan is secured by a portfolio of 54 aircraft, as of March 31, 2015, and the equity interests in certain SPEs that own the pledged aircraft. The 54 aircraft had an initial appraised value of approximately $2.4 billion, representing a loan-to-value ratio of approximately 65%. The subsidiary borrower is required to maintain compliance with a maximum loan-to-value ratio, which declines over time, as set forth in the term loan agreement. If the maximum loan-to-value ratio is exceeded, we will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to the SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

The loan facility contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of the guarantors, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

AeroTurbine Revolving Credit Agreement

In November 2014, AeroTurbine entered into an amended and restated credit facility providing for a maximum aggregate available amount of $550.0 million, subject to availability, determined by a calculation utilizing AeroTurbine’s aircraft assets and accounts receivable. As of March 31, 2015, AeroTurbine had approximately $315.6 million outstanding under the facility. Borrowings under the facility bear interest determined, with certain exceptions, based on LIBOR plus a margin of 2.5%. The facility will expire in November 2019.

AeroTurbine’s obligations under the facility are guaranteed by AerCap and certain of its subsidiaries, including  AeroTurbine’s subsidiaries (subject to certain exclusions). AeroTurbine’s obligations are secured by substantially all of the assets of AeroTurbine and its subsidiary guarantors.

The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine’s ability to pay dividends to us (other than dividends payable solely in common shares).

Camden Facility

In March 2012, one of ILFC’s indirect, wholly-owned subsidiaries entered into a $203 million term loan facility that was used to finance seven Boeing 737-800s. The principal of each senior loan issued under the facility will partially amortize over six years, with the remaining principal payable at the maturity date. At March 31, 2015, approximately $150.5 million was outstanding and the weighted average interest rate on the loans was 4.74%. The loans are non-recourse to us except under limited circumstances and are secured by the purchased aircraft and lease receivables. In March 2013, ILFC amended certain financial covenants under this term loan facility. The subsidiary borrower under the term loan facility is prohibited from: incurring additional debt; incurring additional capital expenditures; hiring employees; and negatively pledging the assets securing the facility. AerCap and certain of its subsidiaries guarantee certain obligations under the term loan.

Subordinated Debt

ECAPS Subordinated Notes

In December 2005, ILFC issued two tranches of subordinated notes in an aggregate principal amount of $1.0 billion. The $400.0 million tranche has a call option date of December 21, 2015 and has a fixed interest rate of 6.25% until the 2015 call option date. If we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on a margin of 1.80% plus the highest of  three-month LIBOR, 10-year constant maturity treasury, and 30-year constant maturity treasury. We can call the $600.0 million tranche at any time. The interest rate on the $600.0 million tranche is a floating rate with a margin of 1.55% plus the highest of three-month LIBOR, 10-year constant maturity treasury, and 30-year constant maturity treasury. The interest rate resets quarterly. As of March 31, 2015, the interest rate including margin was 4.08%.

In July 2013, ILFC amended the financial tests in both tranches of notes by changing the method of calculating the ratio of equity to total managed assets and the minimum fixed charge coverage ratio, making it less likely that we will fail to comply with such financial tests. Failure to comply with these financial tests will result in a “mandatory trigger event”. If a mandatory trigger event

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

occurs and we are unable to raise sufficient capital in a manner permitted by the terms of the subordinated debt to cover the next interest payment on the subordinated debt, a “mandatory deferral event” will occur, requiring us to defer all interest payments and prohibiting the payment of cash dividends on AerCap Trust or ILFC’s capital share or its equivalent until both financial tests are met or we have raised sufficient capital to pay all accumulated and unpaid interest on the subordinated debt. Mandatory trigger events and mandatory deferral events are not events of default under the indenture governing the subordinated debt.

AerCap and certain of its subsidiaries are guarantors. ILFC remains a co-obligor under the indentures governing the notes.

Unsecured Revolving Credit Facilities

Citi Revolving Credit Facility

In March 2014, AerCap Ireland Capital Limited entered into a $2.75 billion four-year senior unsecured revolving credit facility (the “Citi Revolver”), which became effective upon the closing of the AerCap Transaction. The facility has an accordion option permitting increases to a maximum size of $4.0 billion. The facility matures in May 2018. The Citi Revolver replaced a $2.3 billion three-year senior unsecured revolving credit facility entered into by ILFC in October 2012, which was simultaneously terminated. The obligations under the Citi Revolver are guaranteed by AerCap and certain of its subsidiaries, including AerCap Trust and ILFC.

In September 2014 and October 2014, AerCap Ireland Capital Limited increased the size of the facility to $2.925 billion and $2.955 billion, respectively. In March 2015, the facility was increased by an additional $45.0 million to a total facility size of $3.0 billion.

As of March 31, 2015, the facility was undrawn.

AIG Revolving Credit Facility

In December 2013, AerCap Ireland Capital Limited entered into a $1.0 billion five-year senior unsecured revolving credit facility (the “AIG Revolver”), with AIG as lender and administrative agent, which became effective upon the consummation of the AerCap Transaction. The facility matures on May 14, 2019. The obligations under the AIG Revolver are guaranteed by AerCap and certain of its subsidiaries, including AerCap Trust and ILFC.

As of March 31, 2015, there were no loans outstanding under the facility.

13.    Income Taxes

The Successor, a Delaware statutory trust, is a pass-through entity that is not subject to tax in the U.S. or Ireland. Rather, its beneficiaries, AerCap Ireland Capital Limited and ILFC, are subject to tax. As the majority of the Successor’s income and expense is subject to tax by AerCap Ireland Capital Limited, an Irish limited company, the Successor is presented as an Irish tax resident whose earnings are subject to Irish corporate income tax. The Predecessor foreign entities were generally treated as foreign disregarded entities of a U.S. corporation for U.S federal income tax purposes. Accordingly, the Predecessor’s U.S. and foreign income was subject to U.S. federal income tax on a current basis.

The Successor’s effective tax rate for the three months ended March 31, 2015 was 14.5%. The Predecessor’s effective tax rate for the three months ended March 31, 2014 was 35.4%. The Successor’s effective tax rate is lower than the Predecessor’s primarily due to the effect of the Reorganization, which resulted in the majority of the Successor’s earnings now being taxed at the lower Irish income tax rate. The effective tax rate for the three months ended March 31, 2014 was impacted by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

14.    Other Income

Other income was comprised of the following at the respective dates:

	Successor		Predecessor
	Three Months		Three Months
	Ended		Ended
(Dollars in thousands)	March 31, 2015		March 31, 2014
AeroTurbine
Engines, airframes, parts and supplies revenue	$83,515		$102,042
Cost of goods sold (a)	(66,593)		(83,078)
Gross profit	16,922		18,964
Management fees, interest and other (b)	21,588	(c)	18,163
	$38,510		$37,127

(a)                 Amounts were presented as Cost of sales in the Predecessor financial statements.

(b)                Amounts were presented as Interest and other in the Predecessor financial statements.

(c)                 Includes interest and other income from AerCap. See Note 4—Related Party Transactions.

15.    Selling, General and Administrative Expenses

Selling, general and administrative expenses were comprised of the following for the three months ended March 31, 2015:

	Successor
	Three Months
	Ended
	March 31, 2015
	(Dollars in thousands)
Personnel expenses	$33,650
Travel expenses	2,487
Professional services	1,989
Office expenses	6,275
Other expenses	29,366	(a)
	$73,767

(a)                       Includes allocated corporate costs from AerCap. See Note 4—Related Party Transactions.

16.    Commitments and Contingencies

At March 31, 2015, we had commitments to purchase 333 new aircraft and 17 new spare engines scheduled for delivery through 2022 with aggregate estimated total remaining payments (including adjustments for certain contractual escalation provisions) of approximately $20.5 billion. The majority of these commitments to purchase new aircraft and engines are based upon agreements with each of Boeing, Airbus, Embraer and Pratt and Whitney.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

Movements in Prepayments on flight equipment (including related capitalized interest) during the three months ended March 31, 2015 were as follows:

	Successor
	Three Months
	Ended
	March 31, 2015
	(Dollars in thousands)
Prepayments on flight equipment and capitalized interest at beginning of period	$3,166,381
Prepayments made during the period	113,523
Interest capitalized during the period	3,625	(a)
Prepayments and capitalized interest applied to the purchase of flight equipment	(197,720)
Prepayments on flight equipment and capitalized interest at end of period	$3,085,809

(a)                 See Note 1— Basis of Presentation.

Asset Value Guarantees

ILFC had previously contracted to provide guarantees on a portion of the residual value of aircraft owned by third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and, in certain cases, provide us with an option to purchase the aircraft for the guaranteed value. As of March 31, 2015, 11 guarantees were outstanding. We have entered into agreements to sell two of the aircraft in 2015.

We regularly review the underlying values of the aircraft collateral to determine our exposure under asset value guarantees. We did not record any provisions for losses on asset value guarantees during the three months ended March 31, 2015 or March 31, 2014, respectively.

At March 31, 2015, the carrying value of the asset value guarantee liability was $133.5 million and was included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The maximum aggregate potential commitment that we were obligated to pay under these guarantees, including those exercised, and without any offset for the projected value of the aircraft or other contractual features that may limit our exposure, was approximately $298.4 million.

Contingencies

Legal Proceedings

In the ordinary course of our business, we are a party to various legal actions, which we believe are incidental to the operations of our business. The Company regularly reviews the possible outcome of such legal actions, and accrues for such legal actions at the time a loss is probable and the amount of the loss can be estimated. In addition, the Company also reviews the applicable indemnities and insurance coverage. Based on information currently available, we believe the potential outcome of these cases, and our estimate of the reasonably possible losses exceeding amounts already recognized on an aggregated basis, is immaterial to our consolidated financial condition, results of operations or cash flows.

Yemen Airways-Yemenia: ILFC is named in a lawsuit in connection with the 2009 crash of an Airbus A310-300 aircraft owned by ILFC and on lease to Yemen Airways-Yemenia, a Yemeni carrier (“Hassanati Action”). The Hassanati plaintiffs are families of deceased occupants of the flight and seek unspecified damages for wrongful death, costs, and fees. The Hassanati Action commenced in January 2011 and is pending in the United States District Court for the Central District of California. On February 18, 2014, the district court granted summary judgment in ILFC’s favor and dismissed all of the Hassanati plaintiffs’ remaining claims. The Hassanati plaintiffs have appealed the judgment. On August 29, 2014, a new group of plaintiffs filed a lawsuit against ILFC in the United States District Court for the Central District of California (the “Abdallah Action”). The Abdallah Action claims unspecified damages from ILFC on the same theory as does the Hassanati Action. We believe that ILFC has substantial defenses on the merits and is adequately

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

covered by available liability insurance in respect of both the Hassanati Action and the Abdallah Action. We do not believe that the outcome of either lawsuit will have a material effect on our consolidated financial condition, results of operations or cash flows.

Air Lease: On April 24, 2012, ILFC and AIG filed a lawsuit in the Los Angeles Superior Court against ILFC’s former CEO, Steven Udvar Hazy, Mr. Hazy’s current company, Air Lease Corporation (ALC), and a number of ALC’s officers and employees who were formerly employed by ILFC. The lawsuit alleges that Mr. Hazy and the former officers and employees, while employed at ILFC, diverted corporate opportunities from ILFC, misappropriated ILFC’s trade secrets and other proprietary information, and committed other breaches of their fiduciary duties, all at the behest of ALC.

The complaint seeks monetary damages and injunctive relief for breaches of fiduciary duty, misappropriation of trade secrets, unfair competition, and various other violations of state law.

On August 15, 2013 ALC filed a cross-complaint against ILFC and AIG. Relevant to ILFC, ALC’s cross-complaint alleges that ILFC entered into, and  later breached, an agreement to sell aircraft to ALC. Based on these allegations, the cross-complaint asserts a claim against ILFC for breach of contract. The cross-complaint seeks significant compensatory and punitive damages. We believe we have substantial defenses on the merits and will vigorously defend ourselves against ALC’s claims.

On April 23, 2014, ILFC filed an amended complaint adding as a defendant Leonard Green & Partners, L.P. The complaint adds claims against Leonard Green & Partners, L.P. for aiding and abetting the individual defendants’ breaches of their fiduciary duties and duty of loyalty to ILFC and for unfair competition.

On April 23, 2015, we entered into an agreement to settle the litigation. See Note 20—Subsequent Events.

17.    Variable Interest Entities

Our leasing and financing activities require us to use many forms of entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these entities. Our involvement in VIEs varies and includes being a passive investor in the VIE with involvement from other parties, managing and structuring all the activities, and being the sole shareholder of the VIE. See Note 12—Debt for more information related to our borrowing arrangements through subsidiaries that are considered VIEs.

Non-Recourse Financing Structures

We consolidate one entity in which we have a variable interest and which was established to obtain secured financing for the purchase of aircraft. We have determined that we are the PB of the entity because we control and manage all aspects of the entity, including directing the activities that most significantly affect the economic performance of the entity, and we absorb the majority of the risks and rewards of the entity.

Wholly-Owned ECA and Ex-Im Financing Vehicles

We have created certain wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. The secured debt is guaranteed by the European ECAs and the Export-Import Bank of the United States. The entities meet the definition of a VIE because they do not have sufficient equity to operate without subordinated financial support from us in the form of intercompany notes. We control and manage all aspects of these entities, including directing the activities that most significantly affect the entity’s economic performance, we absorb the majority of the risks and rewards of these entities and we guarantee the activities of these entities. These entities are therefore consolidated into our Condensed Consolidated Financial Statements.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

Other Secured Financings

We have created a number of wholly-owned subsidiaries for the purpose of obtaining secured financings. The entities meet the definition of a VIE because they do not have sufficient equity to operate without subordinated financial support from us in the form of intercompany notes. We control and manage all aspects of these entities, including directing the activities that most significantly affect the entity’s economic performance, we absorb the majority of the risks and rewards of these entities and we guarantee the activities of these entities. These entities are therefore consolidated into our Condensed Consolidated Financial Statements.

Wholly-Owned Leasing Entities

We have created wholly-owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities meet the definition of a VIE because they do not have sufficient equity to operate without subordinated financial support from us in the form of intercompany loans, which serve as equity. We control and manage all aspects of these entities, including directing the activities that most significantly affect the entity’s economic performance, we absorb the majority of the risks and rewards of these entities and we guarantee the activities of the entities. These entities are therefore consolidated into our Condensed Consolidated Financial Statements.

Other Variable Interest Entities

We have variable interests in the following entities, in which we have determined we are not the PB because we do not have the power to direct the activities that most significantly affect the entity’s economic performance: (i) one entity that we have previously sold aircraft to and for which we manage the aircraft, in which our variable interest consists of the servicing fee we receive for the management of those aircraft; and (ii) two affiliated entities, the Castle Trusts, we sold aircraft to in 2003 and 2004, which aircraft we continue to manage, in which our variable interests consist of the servicing fee we receive for the management of those aircraft.

18.    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Assets and liabilities recorded at fair value on our Condensed Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the market place used to measure fair value.

Level 1 — Quoted prices available in active markets for identical assets or liabilities as of the reported date.

Level 2 — Fair values estimated using significant other observable inputs.

Level 3 — Fair value estimates using significant unobservable inputs.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

At March 31, 2015, our derivative portfolio consisted of interest rate swap contracts. The fair value of these instruments was based upon a model that employed current interest and volatility rates, as well as other observable inputs as applicable. As such, the valuation of these instruments was classified as Level 2.

The following tables summarize our financial assets and liabilities as of March 31, 2015 and December 31, 2014 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by U.S. GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Successor
	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Derivative liabilities	$335	$—	$335	$—
	$335	$—	$335	$—

	Successor
	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Derivative liabilities	$1,281	$—	$1,281	$—
	$1,281	$—	$1,281	$—

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure the fair value of flight equipment on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable.

The fair value of flight equipment is classified as a Level 3 valuation. Management evaluates quarterly the need to perform a recoverability assessment of flight equipment, and performs this assessment at least annually for all aircraft in our fleet. Recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our flight equipment may not be recoverable, which may require us to change our assumptions related to future projected cash flows. Management is active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment. As part of the recoverability process, we update the critical and significant assumptions used in the recoverability assessment. Fair value of flight equipment is determined using an income approach based on the present value of cash flows from contractual lease agreements, flight hour rentals, where appropriate, and projected future lease payments, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants.

We recorded impairment charges and fair value adjustments of $0.3 million related to three engines and $42.2 million related to nine aircraft, during the three months ended March 31, 2015 and 2014, respectively.

Inputs to Non-Recurring Fair Value Measurements Categorized as Level 3

We measure the fair value of certain assets and liabilities on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include flight equipment. The fair value of flight equipment is estimated when (i) aircraft held for use in our fleet is not recoverable; (ii) aircraft expected to be sold or parted-out is not recoverable; and (iii) aircraft is sold as part of a sales-type lease. We use the income approach to measure the fair value of flight equipment, which is based on the present value of

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

estimated future cash flows. The key inputs to the income approach include the current contractual lease cash flows and the projected future non-contractual lease cash flows, extended to the end of the aircraft’s estimated holding period in its highest and best use configuration, as well as a contractual or estimated disposition value. The determination of these key inputs in applying the income approach is discussed below.

The current contractual lease cash flows are based on the in-force lease rates. The projected future non-contractual lease cash flows are estimated based on the aircraft type, age, and airframe and engine configuration of the aircraft. The projected non-contractual lease cash flows are applied to a follow-on lease term(s), which are estimated based on the age of the aircraft at the time of re-lease. Follow-on leases and related cash flows are assumed through the estimated holding period of the aircraft. The holding period assumption is the period over which future cash flows are assumed to be generated. We generally assume the aircraft will be leased over a 25-year estimated economic useful life from the date of manufacture unless facts and circumstances indicate the holding period is expected to be shorter.  Shorter holding periods can result from our assessment of the continued marketability of certain aircraft types or when a potential sale or future part-out of an individual aircraft has been contracted for, or is likely. In instances of a potential sale or part-out, the holding period is based on the estimated or actual sale or part-out date. The disposition value is generally estimated based on aircraft type. In situations where the aircraft will be disposed of, the residual value assumed is based on an estimated part-out value or the contracted sale price.

The aggregate cash flows, as described above, are then discounted to present value. The discount rate used is based on the aircraft type and incorporates market participant assumptions regarding the market attractiveness of the aircraft type and the likely debt and equity financing components and the required returns of those financing components. Management has identified the key elements affecting the fair value calculation as the discount rate used to present value the estimated cash flows, the estimated aircraft holding period, and the proportion of contractual versus non-contractual cash flows.

Sensitivity to Changes in Unobservable Inputs

We consider unobservable inputs to be those for which market data is not available and that we developed using the best information available to us related to assumptions market participants use when pricing the asset or liability. Relevant inputs vary depending on the nature of the asset or liability being measured at fair value. The effect of a change in a particular assumption is considered independently of changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on inputs.

The significant unobservable inputs utilized in the fair value measurement of flight equipment are the discount rate, the remaining estimated holding period and the non-contractual cash flows. The discount rate is affected by movements in the aircraft funding markets, and can be impacted by fluctuations in required rates of return in debt and equity, and loan to value ratios. The remaining holding period and non-contractual cash flows represent management’s estimate of the remaining service period of an aircraft and the estimated non-contractual cash flows over the remaining life of the aircraft. An increase in the discount rate applied would decrease the fair value of an aircraft, while an increase in the remaining estimated holding period or the estimated non-contractual cash flows would increase the fair value measurement.

Fair Value Disclosures of Financial Instruments

The fair value of restricted cash and cash and cash equivalents approximates the carrying value of these financial instruments because of their short term nature (level 1). The carrying value of notes receivable approximates its fair value (level 2).The fair value of our debt financings consider the frequency and volume of quoted prices of our debt in active markets, where available. The fair value of our long-term unsecured fixed rate and floating rate debt is estimated using quoted market prices. The fair value of our long-term secured debt is estimated using discounted cash flow analysis based on current market prices for similar type debt. Derivatives are recognized on the balance sheet at their fair value which includes consideration of the credit rating and risk attaching to the

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

counterparty of the derivative contract. We have considered both the quantitative and qualitative factors when determining our counterparty credit risk (level 2). The fair value of interest rate swap derivatives was based on the use of a valuation model that utilizes, among other things, current interest, foreign exchange and volatility rates, as applicable (level 2). The fair value of guarantees is determined by reference to the underlying aircraft and guarantee amount (level 3).

The carrying amounts and fair values of our most significant financial instruments at March 31, 2015 and December 31, 2014 are as follows:

	Successor
	March 31, 2015
	Book value	Fair value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Cash and cash equivalents	$1,084,270	$1,084,270	$1,084,270	$—	$—
Restricted cash	26,361	26,361	26,361	—	—
Notes receivable	29,151	29,151	—	29,151	—
	$1,139,782	$1,139,782	$1,110,631	$29,151	$—
Liabilities
Debt	$24,249,992	$24,405,184	$—	$24,405,184	$—
Derivative liabilities	335	335	—	335	—
Guarantees	133,500	132,612	—	—	132,612
	$24,383,827	$24,538,131	$—	$24,405,519	$132,612

	Successor
	December 31, 2014
	Book value	Fair value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Cash and cash equivalents	$586,349	$586,349	$586,349	$—	$—
Restricted cash	421,170	421,170	421,170	—	—
Notes receivable	51,558	51,558	—	51,558	—
	$1,059,077	$1,059,077	$1,007,519	$51,558	$—
Liabilities
Debt	$24,568,509	$24,443,579	$—	$24,443,579	$—
Derivative liabilities	1,281	1,281	—	1,281	—
Guarantees	133,500	131,814	—	—	131,814
	$24,703,290	$24,576,674	$—	$24,444,860	$131,814

19.    Equity

Movements in equity during the three months ended March 31, 2015 were as follows:

	Successor
	Total Equity Before Non- Controlling Interest	Non-controlling Interest		Total Equity
	(Dollars in thousands)
Balance at December 31, 2014	$5,260,331	$76,860		$5,337,191
Dividends paid	—	(91	)(a)	(91)
Stock compensation	5,762	—		5,762
Total comprehensive income	275,387	—		275,387
Balance at March 31, 2015	$5,541,480	$76,769		$5,618,249

(a)                     At March 31, 2015, the dividend rate for both Series A MAPS and Series B MAPS was 0.278%.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

Accumulated Other Comprehensive Loss (Predecessor)

Predecessor Accumulated other comprehensive loss consisted of changes in fair value of interest rate swaps that qualified as cash flow hedges and unrealized gains and losses on marketable securities classified as “available-for-sale”. The balance in Accumulated other comprehensive loss as of the Closing Date was eliminated when we applied the acquisition method of accounting.

The following tables present a rollforward of Accumulated other comprehensive loss for the Predecessor three months ended March 31, 2014:

	Predecessor
	Three Months Ended March 31, 2014
		Unrealized gains
		and losses on
	Gains and losses on	available-for-sale
	cash flow hedges	securities	Total
	(Dollars in thousands)
Balance at December 31, 2013	$(4,877)	$693	$(4,184)
Other comprehensive income before reclassifications	1,936	807	2,743
Amounts reclassified from AOCI	290	—	290
Income tax effect	(786)	(285)	(1,071)
Net increase in other comprehensive income	1,440	522	1,962
Balance at March 31, 2014	$(3,437)	$1,215	$(2,222)

The following tables present the classification and amount of reclassifications from AOCI to the Condensed Consolidated Income Statement for the Predecessor three months ended March 31, 2014:

	Predecessor
	Three Months	Condensed Consolidated
	Ended	Income Statement
	March 31, 2014	Classification
	(Dollars in thousands)
Cash flow hedges:
Interest rate swap agreements	$(8)	Other expenses
Reclassification of amounts de-designated as hedges recorded in AOCI	(282)	Other expenses
	(290)
Available-for-sale securities:
Realized gains and losses on available-for-sale securities	—	Selling, general and administrative
	—
Total reclassifications	$(290)

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

20.    Subsequent Events

On April 23, 2015, we entered into an agreement to settle the Air Lease litigation as described in Note 16—Commitments and Contingencies. Pursuant to the terms of the settlement agreement, each of the parties to the litigation will receive full releases of all claims and counterclaims asserted in the litigation. Neither AerCap nor ILFC will make or receive any payments pursuant to the settlement agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the integration of ILFC with AerCap, the Reorganization and its potential impact, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under the heading “Risk Factors,” in our Successor’s Annual Report for the year ended December 31, 2014, filed as Exhibit 99.1 to International Lease Finance Corporation’s Form 8-K on March 30, 2015. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

Results of Operations

As discussed in greater detail in Note 1 of Notes to Condensed Consolidated Financial Statements, on May 14, 2014, upon the consummation of the AerCap Transaction, we measured the identifiable assets acquired, the liabilities assumed, and non-controlling interest at the Closing Date fair value by applying the acquisition method of accounting. Accordingly, a new basis of accounting was established and, for accounting purposes the old entity, the Predecessor, was terminated and a new entity, the Successor, was created. Predecessor represents ILFC and its consolidated subsidiaries’ historical accounting basis and covers the time period prior to May 14, 2014. Successor represents AerCap Trust from its inception on February 5, 2014 and ILFC and its subsidiaries consolidated with AerCap Trust for the time period from May 14, 2014, reflecting the assets and liabilities at fair value by allocating the purchase price to the identifiable assets acquired and liabilities assumed and non-controlling interest pursuant to accounting guidance related to business combinations. Although the Successor was formed on February 5, 2014, Successor had no other activities until the Closing date. The distinction between these periods has been indicated in this Form 10-Q by the inclusion of a vertical line between the Predecessor and Successor columns of our financial statements and in the notes thereto. These separate periods are presented in order to reflect our new accounting basis as of the Closing Date, after applying the acquisition method of accounting. Results presented for periods subsequent to the AerCap Transaction reflect Successor accounting policies. The timing and amount of revenues and expenses recognized in results of operations and the classification of amounts recorded in the financial statements in periods subsequent to the Closing Date may differ from Predecessor’s presentation. Consequently, the financial statements and notes for the Predecessor periods are not comparable to the Successor periods. Despite the separate presentation, our core operations have not changed.

The following table presents U.S. GAAP results for Successor and Predecessor for the following periods:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Revenues and other income
Lease revenue	$980,452	$1,048,603
Net gain on sale of assets	33,701	—
Flight equipment marketing and gain on aircraft sales	—	50,614
Other income	38,510	37,127
Total Revenues and other income	1,052,663	1,136,344
Expenses
Depreciation and amortization	357,925	452,045
Asset impairment	315	42,199
Interest expense	216,917	333,562
Leasing expenses	77,259	24,920
Transaction and integration related expenses	4,390	—
Selling, general and administrative expenses	73,767	90,579
Other expenses	—	980
Total Expenses	730,573	944,285
Income before income taxes	322,090	192,059
Provision for income taxes	(46,703)	(67,929)
Net income	$275,387	$124,130
Net income attributable to non-controlling interest	—
Net income attributable to beneficial owners	$275,387

Flight Equipment:  As of March 31, 2015, 902 out of our 915 owned aircraft were on lease to 173 commercial airline and cargo operator customers in 76 countries, ten aircraft were classified as held for sale, and three aircraft were off-lease. As of May 1, 2015, all three of the off-lease aircraft were under commitments for re-lease. We had the following activity related to flight equipment during the three months ended March 31, 2015:

		Net investment
	Held for	in finance and		Total
	operating	sales-type	Held for	owned
	leases	leases	sale/inventory	aircraft
Number of aircraft at beginning of period	885 (a)	25	5	915
Aircraft purchases	14	—	—	14
Aircraft sold or designated for part-out	(9)	—	(5)	(14)
Aircraft reclassified to Net investment in finance and sales-type leases	(5)	5		—
Aircraft reclassified to Held for sale	(10)	—	10	—
Number of aircraft at end of period	875 (a)	30	10	915

(a)                 Excludes four and three aircraft owned by AeroTurbine at March 31, 2015 and January 1, 2015, respectively.

Lease Revenue:  Successor recognized Lease revenue of $980.5 million for the three months ended March 31, 2015. Lease revenue for the Successor includes basic rents of $917.6 million and maintenance rents and end-of-lease compensation of $62.9 million. Predecessor recognized Lease revenue of $1,048.6 million for the three months ended March 31, 2014.

Net Gain on Sale of Assets:  Successor recognized Net gain on sale of assets of $33.7 million during the three months ended March 31, 2015 related to 17 aircraft, including three Airbus A340-600 aircraft, two Airbus A340-300 aircraft, two Airbus A320-200 aircraft, one Airbus A321-100 aircraft, one Airbus A330-300 aircraft, one Airbus A319-100 aircraft, two Boeing 737 classics, two

B737-700 aircraft, one B747-400 aircraft, one B757-200 aircraft and one B767-300ER aircraft. Predecessor presented gains on aircraft sales in Flight equipment marketing and gain on aircraft sales on its Condensed Consolidated Income Statement.

Flight Equipment Marketing and Gain on Aircraft Sales:  Successor presented gains on aircraft sales in Net gain on sale of assets on its Condensed Consolidated Income Statement. Predecessor recognized Flight equipment marketing and gain on aircraft sales of $50.6 million for the three months ended March 31, 2014, primarily related to gains recorded on two aircraft sold.

Other Income:  Successor recognized Other income of $38.5 million for the three months ended March 31, 2015. Predecessor recognized Other income of $37.1 million for the three months ended March 31, 2015. Other income consisted of the following for the following periods:

	Successor		Predecessor
	Three Months		Three Months
	Ended		Ended
(Dollars in thousands)	March 31, 2015		March 31, 2014
AeroTurbine
Engines, airframes, parts and supplies revenue	$83,515		$102,042
Cost of goods sold (a)	(66,593)		(83,078)
Gross profit	16,922		18,964
Management fees, interest and other (b)	21,588	(c)	18,163
	$38,510		$37,127

(a)                 Amounts were presented as Cost of sales in the Predecessor financial statements.

(b)                Amounts were presented as Interest and other in the Predecessor financial statements.

(c)                 Includes interest and other income from AerCap. See Note 4—Related Party Transactions.

Depreciation and amortization:  Successor recorded depreciation of flight equipment and other depreciable assets of $357.9 million for the three months ended March 31, 2015. Successor benefits from a reduced carrying value of flight equipment held for operating leases after the effect of remeasuring the flight equipment to fair value as of the Closing Date. Predecessor recorded depreciation of $452.0 million for the three months ended March 31, 2014. We had 875 and 906 aircraft held for operating lease at March 31, 2015 and March 31, 2014, respectively.

Asset Impairment:  Successor recorded impairments on flight equipment of $0.3 million for the three months ended March 31, 2015. Predecessor recorded the following aircraft impairment charges and fair value adjustments on flight equipment for the three months ended March 31, 2014:

	Predecessor
	Three Months
	Ended
	March 31, 2014
			Impairment
	Aircraft		Charges and
	Impaired		Fair Value
	or Adjusted		Adjustments
			(Dollars in millions)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	2		$20.9
Impairment charges on aircraft intended to be or designated for part-out	7	(a)	21.3
Total impairment charges and fair value adjustments on flight equipment	9		$42.2

(a)                 Includes charges relating to two engines for the three months ended March 31, 2014.

Interest Expense:  Successor recorded Interest expense of $216.9 million for the three months ended March 31, 2015. Successor Interest expense includes the effect of remeasuring the debt to fair value, as well as the effective interest rates as of the Closing Date. Successor average cost of debt excludes the effect of mark-to-market movements and includes the effect from the remeasure and a one-time charge of $16.9 million related to prior periods to correct capitalized interest (See Note 1 of Notes to Condensed Consolidated Financial Statements). The Successor average cost of debt was 3.57% and the average outstanding debt balance was $24.4 billion for the three months ended March 31, 2015. Predecessor recorded Interest expense of $333.6 million for the three months ended March 31, 2014. Predecessor weighted average effective cost of borrowing, which excluded the effect of amortization of deferred debt issue costs, was 5.87% and the Predecessor average outstanding debt balance was $22.1 billion for the three months ended March 31, 2014.

Leasing Expenses:  Successor recorded Leasing expenses of $77.3 million for the three months ended March 31, 2015.  Predecessor recorded Leasing expenses of $24.9 million for the three months ended March 31, 2014. Successor Leasing expenses are higher primarily due maintenance rights expense as a result of the AerCap Transaction.

Transaction and Integration Related Expenses:  Successor recorded Transaction and integration related expenses of $4.4 million for the three months ended March 31, 2015 related to the AerCap Transaction. These expenses consist primarily of severance and other compensation expenses.

Selling, General and Administrative Expenses:  Successor recorded Selling, general and administrative expenses of $73.8 million for the three months ended March 31, 2015. Predecessor recorded Selling, general and administrative expenses of $90.6 million for the three months ended March 31, 2014. Predecessor Selling, general and administrative expenses included costs incurred during the three months ended March 31, 2014 relating to ILFC’s future separation from AIG, including salary and employee related expenses, and professional, consulting and legal fees.

Provision for Income Taxes: Successor effective tax rate was impacted by the Reorganization which resulted in certain of our earnings now being taxed at the lower Irish income tax rate. Successor effective tax rate for the three months ended March 31, 2015 was 14.5%. The decrease in our effective tax rate for the three months ended March 31, 2015, was primarily due to the effect of the Reorganization in conjunction with the consummation of the AerCap Transaction.

Predecessor effective tax rate was 35.4% for the three months ended March 31, 2014 and was impacted by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments.

For the three months ended March 31, 2015, the Successor reserve for uncertain tax positions increased by approximately $0.2 million. For the three months ended March 31, 2014, the Predecessor reserve for uncertain tax positions increased by $25.4 million. As a result of the AerCap Transaction and the Section 338(h)(10) election, all previous uncertain tax positions of the Predecessor that were included in the combined filing with AIG were eliminated as of May 14, 2014.

Income before Income Taxes:  See explanations above for a detailed analysis of each category affecting income before income taxes. Successor recognized income before income taxes of $322.1 million for the three months ended March 31, 2015. Predecessor recognized income before income taxes of $192.1 million for the three months ended March 31, 2014. Successor income before income taxes includes the effect of remeasuring identifiable assets acquired and the liabilities assumed to fair value and the adoption of new accounting policies, and is therefore not comparable with the Predecessor periods.

ITEM 4. CONTROLS AND PROCEDURES

(A)              Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer (collectively, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015, the end of the period covered by this report.

(B)             Changes in Internal Controls Over Financial Reporting

There were no changes in AerCap Trust’s internal controls over financial reporting during the three months ended March 31, 2015 that materially affected, or were reasonably likely to materially affect, the effectiveness of the  internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 16 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a detailed description of the legal proceedings in which we are a party.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Successor’s Annual Report for the year ended December 31, 2014, filed as Exhibit 99.1 to International Lease Finance Corporation’s Form 8-K on March 30, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERCAP GLOBAL AVIATION TRUST

May 13, 2015	/s/ Tom Kelly
TOM KELLY
Chief Executive Officer (Principal Executive Officer)

May 13, 2015	/s/ Ian Sutton
IAN SUTTON
Vice President and Chief Financial Officer (Principal Financial Officer)

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.

Exhibit Number	Description
2.1

AerCap Share Purchase Agreement, dated as of December 16, 2013 by and among AIG Capital Corporation, American International Group, Inc., AerCap Holdings N.V., and AerCap Ireland Limited (filed as an exhibit to AIG’s Current Report on Form 8-K (file no. 001-8787) filed on December 16, 2013 and incorporated herein by reference).

3.1

Trust Agreement of AerCap Global Aviation Trust, by and among Wilmington Trust, National Association, AerCap Ireland Capital Limited, dated as of February 5, 2014 (filed as an exhibit to Form 8-K filed on August 14, 2014 and incorporated herein by reference).

3.2

Joinder to Trust Agreement of AerCap Global Aviation Trust of International Lease Finance Corporation, dated as of May 14, 2014 (filed as an exhibit to Form 8-K filed on August 14, 2014 and incorporated herein by reference).

4.1

Indenture dated as of November 1, 1991, between the Predecessor and U.S. Bank Trust National Association, as Trustee (successor to Continental Bank, National Association) (filed as an exhibit to the Predecessor’s Registration Statement No. 33-43698 and incorporated herein by reference).

4.2

First Supplemental Indenture, dated as of November 1, 2000, to the Indenture dated as of November 1, 1991, between the Predecessor and U.S. Bank Trust National Association, as Trustee (filed as an exhibit to the Predecessor’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

4.3

Second Supplemental Indenture, dated as of February 28, 2001, to the Indenture dated as of November 1, 1991, between the Predecessor and U.S. Bank Trust National Association, as Trustee (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

4.4

Third Supplemental Indenture, dated as of September 26, 2001, to the Indenture dated as of November 1, 1991, between the Predecessor and U.S. Bank Trust National Association, as Trustee (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.5

Fourth Supplemental Indenture, dated as of November 6, 2002, to the Indenture dated as of November 1, 1991, between the Predecessor and U.S. Bank National Association, as Trustee (filed as an exhibit to the Predecessor’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.6

Fifth Supplemental Indenture, dated as of December 27, 2002, to the Indenture dated as of November 1, 1991, between the Predecessor and U.S. Bank National Association, as Trustee (filed as an exhibit to the Predecessor’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.7

Sixth Supplemental Indenture, dated as of June 2, 2003, to the Indenture dated as of November 1, 1991, between the Predecessor and U.S. Bank National Association, as Trustee (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

4.8

Seventh Supplemental Indenture, dated as of October 8, 2004, to the Indenture dated as of November 1, 1991, between the Predecessor and U.S. Bank National Association, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on October 14, 2004 and incorporated herein by reference).

4.9

Eighth Supplemental Indenture, dated as of October 5, 2005, to the Indenture dated as of November 1, 1991, between the Predecessor and U.S. Bank National Association, as Trustee (filed as an exhibit to the Predecessor’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

4.10

Ninth Supplemental Indenture, dated as of October 5, 2006, to the Indenture dated as of November 1, 1991, between the Predecessor and U.S. Bank National Association, as Trustee (filed as an exhibit to the Predecessor’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

4.11

Tenth Supplemental Indenture, dated as of October 9, 2007, to the Indenture dated as of November 1, 1991, between the Predecessor and U.S. Bank National Association, as Trustee (filed as an exhibit to the Predecessor’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

4.12

Eleventh Supplemental Indenture, dated as of May 14, 2014, to the Indenture dated as of November 1, 1991, by and among the Predecessor, AGAT and U.S. Bank National Association, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on May 15, 2014 and incorporated herein by reference).

4.13

Indenture dated as of November 1, 2000, between the Predecessor and the Bank of New York, as Trustee (filed as an exhibit to the Predecessor’s Registration No. 333-49566 and incorporated herein by reference).

4.14

First Supplemental Indenture, dated as of August 16, 2002 to the Indenture dated as of November 1, 2000, between the Predecessor and the Bank of New York, as Trustee (filed as Exhibit 4.2 to the Predecessor’s Registration Statement No. 333-100340 and incorporated herein by reference).

4.15

Second Supplemental Indenture, dated as of May 14, 2014, to the Indenture dated as of November 1, 2000, between the Predecessor and Bank of New York, as Trustee (filed as an exhibit to the AerCap Form 8-K on May 15, 2014 (filed as an exhibit to the Predecessor’s Form 8-K filed on May 15, 2014 and incorporated herein by reference).

4.16

Indenture, dated as of August 1, 2006, between the Predecessor and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to the Predecessor’s Registration Statement No. 333-136681 and incorporated herein by reference).

Exhibit Number	Description
4.17

First Supplemental Indenture, dated as of August 20, 2010, to the Indenture dated as of August 1, 2006, between the Predecessor and Deutsche Bank Trust Company Americas, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on August 20, 2010 and incorporated herein by reference).

4.18

Second Supplemental Indenture, dated as of December 7, 2010, to the Indenture dated as of August 1, 2006, between the Predecessor and Deutsche Bank Trust Company Americas, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on December 7, 2010 and incorporated herein by reference).

4.19

Third Supplemental Indenture, dated as of May 24, 2011, to the Indenture dated as of August 1, 2006, by and between the Predecessor and Deutsche Bank Trust Company Americas, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on May 24, 2011, and incorporated herein by reference).

4.20

Fourth Supplemental Indenture, dated as of December 22, 2011, to the Indenture dated as of August 1, 2006, by and between the Predecessor and Deutsche Bank Trust Company Americas, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on December 22, 2011 and incorporated herein by reference).

4.21

Fifth Supplemental Indenture, dated as of March 19, 2012, to the Indenture dated as of August 1, 2006, by and between the Predecessor and Deutsche Bank Trust Company America, as Trustee s (filed as an exhibit to the Predecessor’s Form 8-K filed on March 19, 2012 and incorporated herein by reference).

4.22

Sixth Supplemental Indenture, dated as of August 21, 2012, to the Indenture dated as of August 1, 2006, by and between the Predecessor and Deutsche Bank Trust Company Americas, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on August 21, 2012 and incorporated herein by reference).

4.23

Seventh Supplemental Indenture, dated as of March 11, 2013, to the Indenture dated as of August 1, 2006, by and between the Predecessor and Deutsche Bank Trust Company Americas, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on March 11, 2013 and incorporated herein by reference).

4.24

Eighth Supplemental Indenture, dated as of May 24, 2013, to the Indenture dated as of August 1, 2006, by and between the Predecessor and Deutsche Bank Trust Company Americas, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on May 24, 2013 and incorporated herein by reference).

4.25

Ninth Supplemental Indenture, dated as of May 14, 2014, to the Indenture dated as of August 1, 2006, by and among the Predecessor, AGAT and Deutsche Bank Trust Company Americas, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on May 15, 2014 and incorporated herein by reference).

4.26

Officers’ Certificate, dated as of August 20, 2010, establishing the terms of the 8.875% senior notes due 2017 (filed as an exhibit to the Predecessor’s Form 8-K filed on August 20, 2010 and incorporated herein by reference).

4.27

Officers’ Certificate, dated as of December 7, 2010, establishing the terms of the 8.25% senior notes due 2020 (filed as an exhibit to the Predecessor’s Form 8-K filed on December 7, 2010 and incorporated herein by reference).

4.28

Officers’ Certificate, dated as of May 24, 2011, establishing the terms of the 5.75% senior notes due 2016 and the 6.25% senior notes due 2019 (filed as an exhibit to the Predecessor’s Form 8-K filed on May 24, 2011 and incorporated herein by reference).

4.29

Officers’ Certificate, dated as of December 22, 2011, establishing the terms of the 8.625% senior notes due 2022 (filed as an exhibit to the Predecessor’s Form 8-K filed on December 22, 2011 and incorporated herein by reference).

4.30

Officers’ Certificate, dated as of March 19, 2012, establishing the terms of the 4.875% senior notes due 2015 and the 5.875% senior notes due 2019 (filed as an exhibit to the Predecessor’s Form 8-K filed on March 19, 2012 and incorporated herein by reference).

4.31

Officers’ Certificate, dated as of August 21, 2012, establishing the terms of the 5.875% senior notes due 2022 (filed as an exhibit to the Predecessor’s Form 8-K filed on August 21, 2012 and incorporated herein by reference).

4.32

Officers’ Certificate, dated as of March 11, 2013, establishing the terms of the 3.875% senior notes due 2018 and the 4.625% senior notes due 2021 (filed as an exhibit to the Predecessor’s Form 8-K filed on March 11, 2013 and incorporated herein by reference).

4.33

Indenture, dated as of March 22, 2010, among the Predecessor, Wilmington Trust FSB, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent, Security Registrar and Authentication Agent (filed as an exhibit to the Predecessor’s Form 8-K filed on March 24, 2010 and incorporated herein by reference).

4.34

First Supplemental Indenture, dated as of May 14, 2014, to the Indenture dated as of March 22, 2010, by and among the Predecessor, AGAT, Wilmington Trust FSB, as Trustee, and Deutsche Bank Trust Company Americas (filed as an exhibit to the Predecessor’s Form 8-K filed on May 15, 2014 and incorporated herein by reference).

4.35

Indenture, dated as of August 11, 2010, between the Predecessor and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on August 20, 2010 and incorporated herein by reference).

4.36

First Supplemental Indenture, dated as of May 14, 2014, to the Indenture, dated as of August 11, 2010, by and among the Predecessor, AGAT, the guarantors party thereto and The Bank of Mellon Trust Company, N.A., as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on May 15, 2014 and incorporated herein by reference).

4.37

Junior Subordinated Indenture, dated as of December 21, 2005, by and between the Predecessor and Deutsche Bank Trust Company Americas, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on July 26, 2013 and incorporated herein by reference).

Exhibit Number	Description
4.38

First Supplemental Indenture, dated as of July 25, 2013, to the Junior Subordinated Indenture, dated as of December 21, 2005, by and between the Predecessor and Deutsche Bank Trust Company Americas, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on July 26, 2013 and incorporated herein by reference).

4.39

Second Supplemental Indenture, dated as of July 25, 2013, to the Junior Subordinated Indenture, dated as of December 21, 2005, by and between the Predecessor and Deutsche Bank Trust Company Americas, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on July 26, 2013 and incorporated herein by reference).

4.40	Amended and Restated 5.90% Junior Subordinated Debenture due 2065 (filed as an exhibit to the Predecessor’s Form 8-K filed on July 26, 2013 and incorporated herein by reference).
4.41	Amended and Restated 6.25% Junior Subordinated Debenture due 2065 (filed as an exhibit to the Predecessor’s Form 8-K filed on July 26, 2013 and incorporated herein by reference).
4.42

Third Supplemental Indenture, dated as of May 14, 2014, to the Junior Subordinated Indenture, dated as of December 21, 2005, by and among the Predecessor, AGAT and Deutsche Bank Trust Company Americas, as Trustee (filed as an exhibit to the Predecessor’s Form 8-K filed on May 15, 2014 and incorporated herein by reference).

4.43

Indenture, dated as of May 14, 2014, among AerCap Ireland Limited, AerCap Global Aviation Trust, AerCap Holdings N.V., the Guarantors party thereto and Wilmington Trust, as Trustee (filed as an exhibit to International Lease Finance Corporation’s Form 8-K (file no. 001-31616) filed on March 30, 2015 and incorporated herein by reference).

4.44

First Supplemental Indenture, dated as of May 14, 2014, to the Indenture, dated as of May 14, 20l4, by and among AerCap Ireland Limited, AerCap Global Aviation Trust, AerCap Holdings N.V., the Guarantors party thereto and Wilmington Trust, as Trustee (filed as an exhibit to International Lease Finance Corporation’s Form 8-K (file no. 001-31616) filed on March 30, 2015 and incorporated herein by reference).

4.45

Second Supplemental Indenture, dated as of May 14, 2014, to the Indenture, dated as of May 14, 2014, by and among AerCap Ireland Limited, AerCap Global Aviation Trust, AerCap Holdings N.V., the Guarantors party thereto and Wilmington Trust, as Trustee (filed as an exhibit to International Lease Finance Corporation’s Form 8-K (file no. 001-31616) filed on March 30, 2015 and incorporated herein by reference).

4.46

Third Supplemental Indenture, dated as of May 14, 2014, to the Indenture, dated as of May 14, 2014, by and among AerCap Ireland Limited, AerCap Global Aviation Trust, AerCap Holdings N.V., the Guarantors party thereto and Wilmington Trust, as Trustee (filed as an exhibit to International Lease Finance Corporation’s Form 8-K (file no. 001-31616) filed on March 30, 2015 and incorporated herein by reference).

4.47

Fourth Supplemental Indenture, dated as of September 29, 2014, to the Indenture, dated as of May 14, 2014, by and among AerCap Ireland Limited, AerCap Global Aviation Trust, AerCap Holdings N.V., the Guarantors party thereto and Wilmington Trust, as Trustee (filed as an exhibit to International Lease Finance Corporation’s Form 8-K (file no. 001-31616) filed on March 30, 2015 and incorporated herein by reference).

4.48

Fifth Supplemental Indenture, dated as of September 29, 2014, to the Indenture, dated as of May 14, 2014, by and among AerCap Ireland Limited, AerCap Global Aviation Trust, AerCap Holdings N.V., the Guarantors party thereto and Wilmington Trust, as Trustee (filed as an exhibit to International Lease Finance Corporation’s Form 8-K (file no. 001-31616) filed on March 30, 2015 and incorporated herein by reference).

4.49

Exchange and Registration Rights Agreement, dated as of May 14, 2014, AerCap Ireland Capital Limited, AerCap Global Aviation Trust, the Guarantors party thereto, UBS Securities LLC and Citigroup Global Markets Inc (filed as an exhibit to international Lease Finance Corporation’s Form 8-K (file no. 001-31616) filed on March 30, 2015 and incorporated herein by reference).

4.50

Exchange and Registration Rights Agreement, dated as of September 29, 2014, AerCap Ireland Capital Limited, AerCap Global Aviation Trust, the Guarantors party thereto and J.P. Morgan Securities LLC (filed as an exhibit to International Lease Finance Corporation’s Form 8-K (file no. 001-31616) filed on March 30, 2015 and incorporated herein by reference).

4.51

The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1

Aircraft Mortgage and Security Agreement and Guaranty, dated as of August 11, 2010, among the Predecessor, ILFC Ireland Limited, ILFC (Bermuda) III, Ltd., the additional grantors referred to therein, and Wells Fargo Bank Northwest, National Association, entered into in connection with the Indenture, dated as of August 11, 2010, between the Predecessor and The Bank of New York Mellon Trust Company, N.A., as Trustee (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).

10.2

Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Predecessor, as guarantor and the Bank of Scotland, as security trustee and agent, and the other financial institutions listed therein (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference), as amended (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.3

Deed of Amendment, dated as of May 8, 2013, relating to Aircraft Facility Agreement, dated as of May 18, 2004, among Bank of Scotland, as security trustee and agent, the financial institutions listed therein, Whitney Leasing Limited, as borrower, Aircraft SPC-12 Inc., as borrower parent, and the Predecessor, as guarantor and subordinated lender (filed as an exhibit to the Predecessor’s Form 10-Q for the three months ended March 31, 2013 and incorporated herein by reference).

10.4

Deed of Amendment, Consent and Guarantee, dated as of April 17, 2014, relating to the Facility Agreement, dated as of May 18, 2004, among Bank of Scotland PLC, as security trustee and agent, Whitney Leasing Limited and Sierra Leasing Limited, as borrowers, Aircraft SPC-12, Inc. and Aircraft SPC-9, Inc., as borrower parents, the Predecessor, as guarantor and subordinated lender, and the companies named therein as new guarantors (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

Exhibit Number	Description
10.5

Deed of Amendment and Release dated as of February 26, 2015 among Bank of Scotland PLC, as security trustee and agent, Whitney Leasing Limited and Sierra Leasing Limited, as borrowers, Aircraft SPC-12, LLC and Aircraft SPC-9, LLC, as borrower parents, the Predecessor and AerCap Global Aviation Trust, as guarantors and subordinated lenders, and the companies named therein as guarantors (filed as an exhibit to AerCap Holdings N.V. Form 20-F for the year ended December 31, 2013 and incorporated herein by reference).

10.6

Term Loan Credit Agreement, dated as of March 30, 2011, among Temescal Aircraft Inc., as borrower, the Predecessor, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., and Ballysky Aircraft Ireland Limited, as obligors, the lenders identified therein, Citibank N.A., as administrative agent and collateral agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as joint lead structuring agents and joint lead placement agents, and BNP Paribas, as joint placement agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.7

Aircraft Mortgage and Security Agreement, dated as of March 30, 2011, among Park Topanga Aircraft Inc., Temescal Aircraft Inc., Ballysky Aircraft Ireland Limited, Charmlee Aircraft Inc., the additional grantors referred to therein, and Citibank, N.A., as collateral agent (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.8

Incremental Lender Assumption Agreement, dated as of April 21, 2011, among Temescal Aircraft Inc., the Predecessor, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., Ballysky Aircraft Ireland Limited, KfW IPEX- Bank GmbH, as the incremental lender, and Citibank, N.A., as administrative agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.9

First Amendment to Term Loan Credit Agreement, dated as of April 2, 2014, among Temescal Aircraft Inc., as borrower, the Predecessor, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., Ballysky Aircraft Ireland Limited, AerCap Global Aviation Trust, the acceding obligors identified therein, and Citibank N.A., as collateral agent and administrative agent (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.10

Second Amendment to Term Loan Credit Agreement, dated as of March 31, 2015, among Temescal Aircraft LLC, as borrower, AerCap Global Aviation Trust, Park Topanga Aircraft LLC, Charmlee Aircraft Inc. and Ballysky Aircraft Ireland Limited, as obligors, International Lease Finance Corporation, AerCap Holdings, N.V., AerCap Aviation Solutions B.V., AerCap Ireland Limited, AerCap Ireland Capital Limited and AerCap U.S. Global Aviation LLC, as guarantors, and Citibank N.A., as collateral agent and administrative agent, and the lenders identified therein.

10.11

Term Loan Credit Agreement, dated as of February 23, 2012, among Flying Fortress Inc., as borrower, the Predecessor, Flying Fortress Financing Inc., Flying Fortress US Leasing Inc., Flying Fortress Ireland Leasing Limited, and the additional grantors referred to therein, as grantors, and Bank of America N.A., as collateral agent, and Deutsche Bank Securities Inc., as syndication agent (filed as an exhibit to the Predecessor’s Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.12

Term Loan Security Agreement, dated as of February 23, 2012, among Flying Fortress Inc., Flying Fortress Financing Inc., Flying Fortress Ireland Leasing Limited, Flying Fortress US Leasing Inc., and the additional grantors referred to therein, as grantors, and Bank of America N.A., as collateral agent (filed as an exhibit to the Predecessor’s Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.13

First Amendment to Credit Agreement, dated as of April 5, 2013, among Flying Fortress Inc., as borrower, the Predecessor, Flying Fortress Financing Inc., Flying Fortress US Leasing Inc. and Flying Fortress Ireland Leasing Limited, as the borrower parties, the Consenting Lenders named therein, the New Lenders named therein and Bank of America, N.A., as collateral agent and administrative agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.14

Second Amendment to Term Loan Credit Agreement, dated as of April 2, 2014, among Flying Fortress Inc., as borrower, the Predecessor, Flying Fortress Financing Inc., Flying Fortress US Leasing Inc., Flying Fortress Ireland Leasing Limited, AerCap Global Aviation Trust, the acceding obligors identified therein, and Bank of America N.A., as collateral agent and administrative agent (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.15

Third Amendment to Term Loan Credit Agreement, dated as of May 5, 2015, among Flying Fortress Holdings LLC, as borrower, Flying Fortress Financing LLC, Flying Fortress US Leasing Inc., and Flying Fortress Ireland Leasing Limited, as obligors, International Lease Finance Corporation, AerCap Holdings N.V., AerCap Aviation Solutions B.V., AerCap Ireland Limited, AerCap Ireland Capital Limited and AerCap U.S. Global Aviation LLC, as guarantors, and Bank of America N.A., as collateral agent and administrative agent, and the lenders identified therein.

10.16

Term Loan Credit Agreement, dated as of March 6, 2014, among Delos Finance S.À.R.L., as borrower, the Predecessor, Hyperion Aircraft Limited, Delos Aircraft Limited, Apollo Aircraft Inc., and Artemis (Delos) Limited as obligors, the lenders identified therein, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

Exhibit Number	Description
10.17

Term Loan Security Agreement, dated as of March 6, 2014, among Hyperion Aircraft Limited, Delos Aircraft Limited, Delos Finance S.À.R.L., Artemis (Delos) Limited, Apollo Aircraft Inc., and the additional grantors referred to therein as grantors, and Deutsche Bank AG New York Branch, as collateral agent (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.18

First Amendment to Term Loan Credit Agreement, dated as of April 3, 2014, among Delos Finance S.À.R.L., as borrower, the Predecessor, Hyperion Aircraft Limited, Delos Aircraft Limited, Apollo Aircraft Inc., Artemis (Delos) Limited, AerCap Global Aviation Trust, the acceding obligors identified therein, and Deutsche Bank AG New York Branch, as collateral agent and administrative agent (filed as an exhibit to the Predecessor’s Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.19

Five-Year Revolving Credit Agreement dated as of December 16, 2013, among AerCap Holdings N.V., AerCap Ireland Capital Limited, the Subsidiary Guarantors Party thereto and American International Group, Inc. (filed as an exhibit to AerCap Holdings N.V. Form 20-F for the year ended December 31, 2013 and incorporated herein by reference).

10.20

Amendment to the Five-Year Revolving Credit Agreement dated as of May 14, 2014, among AerCap Holdings N.V., AerCap Ireland Capital Limited, the Subsidiary Guarantors Party thereto and American International Group, Inc. (filed as an exhibit to AerCap Holdings N.V. Form 20-F for the year ended December 31, 2014 and incorporated herein by reference).

10.21

Amended and Restated Credit Agreement, dated as of March 11, 2014, among AerCap Holdings N.V., AerCap Ireland Capital Limited, AerCap Aviation Solutions B.V., AerCap Ireland Limited, the lending institutions party thereto and Citibank, N.A., as administrative agent (filed as an exhibit to AerCap Holdings N.V. Form 20-F for the year ended December 31, 2014 and incorporated herein by reference).

10.22

First Amendment to the Amended and Restated Credit Agreement, dated as of March 16, 2015, among AerCap Holdings N.V., AerCap Ireland Capital Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto and Citibank, N.A., as administrative agent (filed as an exhibit to AerCap Holdings N.V. Form 20-F for the year ended December 31, 2014 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.
31.2	Certification of Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350.
101.

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Successor); (ii) the Condensed Consolidated Income Statements for the three months ended March 31, 2015 (Successor) and the three months ended March 31, 2014 (Predecessor); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 (Successor) and the three months ended March 31, 2014 (Predecessor); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 (Successor) and the three months ended March 31, 2014 (Predecessor); and (vi) the Notes to the Condensed Consolidated Financial Statements.