Form 10-Q
period 2015-06-30
AerCap Global Aviation Trust
filed 2015-08-14
CIK 1603794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Page
Table of Definitions	2

Part I. Financial Information	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 (Successor)	3

Condensed Consolidated Income Statements — Three Months Ended June 30, 2015, Three Months Ended June 30, 2014 (Successor), and Period beginning April 1, 2014 and ending May 13, 2014 (Predecessor)	4

Condensed Consolidated Income Statements — Six Months Ended June 30, 2015, Period beginning February 5, 2014 and ending June 30, 2014 (Successor), and Period beginning January 1, 2014 and ending May 13, 2014 (Predecessor)	5

Condensed Consolidated Statements of Comprehensive Income — Three Months Ended June 30, 2015, Three Months Ended June 30, 2014, Six Months Ended June 30, 2015, Period beginning February 5, 2014 and ending June 30, 2014 (Successor)	6

Condensed Consolidated Statements of Comprehensive Income — Period beginning April 1, 2014 and ending May 13, 2014 and Period beginning January 1, 2014 and ending May 13, 2014 (Predecessor)	6

Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2015, Period beginning February 5, 2014 and ending June 30, 2014 (Successor), and Period beginning January 1, 2014 and ending May 13, 2014 (Predecessor)	7

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 4. Controls and Procedures	42

Part II. Other Information	43

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 4. Mine Safety Disclosures	43

Item 6. Exhibits	43

Signatures	44

TABLE OF DEFINITIONS

AeroTurbine	AeroTurbine, Inc.

AerCap	AerCap Holdings N.V. and its subsidiaries

AerCap Transaction	AerCap and AerCap Ireland Limited, a wholly-owned subsidiary of AerCap, purchase of 100 percent of ILFC’s common shares from AIG on May 14, 2014

AerCap Trust	AerCap Global Aviation Trust and its consolidated subsidiaries

AIG	American International Group, Inc.

Airbus	Airbus S.A.S.

AOCI	Accumulated other comprehensive income (loss)

Boeing	The Boeing Company

Closing Date	May 14, 2014

The Company, management, we, our, us	Prior to May 14, 2014, ILFC and its consolidated subsidiaries and on and after May 14, 2014, AerCap Trust and its consolidated subsidiaries

ECA	Export Credit Agency

ECAPS	Enhanced Capital Advantaged Preferred Securities

Embraer	Embraer S.A.

EOL contract	End of lease contract

Ex-Im	Export-Import Bank of the United States

FASB	Financial Accounting Standards Board

ILFC	International Lease Finance Corporation and its consolidated subsidiaries

IRS	Internal Revenue Service

LIBOR	London Interbank Offered Rates

MAPS	Market Auction Preferred Stock

MR contract	Maintenance reserved contract

OCI	Other comprehensive income (loss)

Part-out	Disassembly of an aircraft for the sale of its parts

PB	Primary beneficiary

Predecessor	ILFC and its consolidated subsidiaries prior to May 14, 2014

Reorganization	The transfer of substantially all of ILFC’s assets to AerCap Trust and AerCap Trust’s assumption of substantially all of ILFC’s liabilities on May 14, 2014

SEC	U.S. Securities and Exchange Commission

Successor	AerCap Trust from its inception on February 5, 2014 and ILFC and its subsidiaries consolidated with AerCap Trust for the time period after May 13, 2014

U.S. GAAP	Accounting Principles Generally Accepted in the United States of America

VIE	Variable interest entity

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

		Successor
		June 30,	December 31,
	Note	2015	2014
Assets
Cash and cash equivalents		$809,967	$586,349
Restricted cash		27,804	421,170
Trade receivables		129,207	148,454
Flight equipment held for operating leases, net	5	23,756,812	23,604,926
Maintenance rights intangible and lease premium, net	6	3,529,846	3,901,737
Flight equipment held for sale		19,533	14,082
Net investment in finance and sales-type leases		397,177	317,062
Prepayments on flight equipment	16	3,033,435	3,166,381
Other intangibles, net	7	511,356	523,709
Deferred income tax assets	13	52,316	52,316
Receivable from AerCap, net	4	2,468,162	1,345,153
Other assets	8	539,459	495,705
Total Assets		$35,275,074	$34,577,044
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	9	$908,198	$979,365
Accrued maintenance liability	11	2,649,409	2,744,510
Lessee deposit liability		760,410	760,608
Debt	12	24,801,918	24,568,509
Deferred income tax liabilities	13	277,069	186,861
Commitments and contingencies	16
Total Liabilities		29,397,004	29,239,853
Beneficial ownership interests		4,557,641	4,557,641
Additional paid-in capital		25,669	14,876
Accumulated retained earnings		1,218,032	687,814
Total equity before non-controlling interest	19	5,801,342	5,260,331
Non-controlling interest	19	76,728	76,860
Total Equity	19	5,878,070	5,337,191
Total Liabilities and Equity		$35,275,074	$34,577,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands)

(Unaudited)

		Successor		Predecessor
				Period beginning
				April 1, 2014
		Three Months Ended June 30,		and ending
	Note	2015	2014	May 13, 2014
Revenues and other income
Lease revenue		$976,252	$506,938	$478,282	(a)
Net gain on sale of assets		54,671	—	—
Flight equipment marketing and gain on aircraft sales				6,307
Other income	4,14	60,387	17,826	7,026
Total Revenues and other income		1,091,310	524,764	491,615
Expenses
Depreciation and amortization	5,7	363,870	194,144	214,089	(b)
Asset impairment		2,382	287	7,048	(c)
Interest expense	12	192,349	103,652	162,973	(d)
Leasing expenses		162,893	5,545	12,699	(e)
Transaction and integration related expenses	3	1,059	44,208	—
Selling, general and administrative expenses	4,15	70,708	31,037	63,311
Other expenses		—	—	2,318
Total Expenses		793,261	378,873	462,438
Income before income taxes		298,049	145,891	29,177
Provision for income taxes	13	(43,218)	(32,101)	(9,399)
Net income		$254,831	$113,790	$19,778
Net income attributable to non-controlling interest		—	—
Net income attributable to beneficial owners		$254,831	$113,790

(a)         Amount was presented as Rental of flight equipment in the Predecessor financial statements.

(b)         Amount was presented as Depreciation of flight equipment in the Predecessor financial statements.

(c)          Amount was presented as Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed in the Predecessor financial statements.

(d)         Amount was presented as Interest in the Predecessor financial statements.

(e)          Amount was presented as Aircraft costs in the Predecessor financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands)

(Unaudited)

		Successor		Predecessor
			Period beginning	Period beginning
		Six Months	February 5, 2014	January 1, 2014
		Ended	and ending	and ending
	Note	June 30, 2015	June 30, 2014	May 13, 2014
Revenues and other income
Lease revenue		$1,953,746	$506,938	$1,526,885	(a)
Net gain on sale of assets		88,372	—	—
Flight equipment marketing and gain on aircraft sales				56,921
Other income	4,14	98,897	17,826	44,153
Total Revenues and other income		2,141,015	524,764	1,627,959
Expenses
Depreciation and amortization	5,7	721,795	194,144	666,134	(b)
Asset impairment		2,697	287	49,247	(c)
Interest expense	12	409,266	103,652	496,535	(d)
Leasing expenses		237,194	5,545	37,619	(e)
Transaction and integration related expenses	3	5,449	44,208	—
Selling, general and administrative expenses	4,15	144,475	31,037	153,890
Other expenses		—	—	3,298
Total Expenses		1,520,876	378,873	1,406,723
Income before income taxes		620,139	145,891	221,236
Provision for income taxes	13	(89,921)	(32,101)	(77,328)
Net income		$530,218	$113,790	$143,908
Net income attributable to non-controlling interest		—	—
Net income attributable to beneficial owners		$530,218	$113,790

(a)             Amount was presented as Rental of flight equipment in the Predecessor financial statements.

(b)             Amount was presented as Depreciation of flight equipment in the Predecessor financial statements.

(c)              Amount was presented as Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed in the Predecessor financial statements.

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

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Successor
				Period beginning
			Six Months	February 5, 2014
	Three Months Ended June 30,		Ended	and ending
	2015	2014	June 30, 2015	June 30, 2014
Net income attributable to beneficial owners	$254,831	$113,790	$530,218	$113,790
Other comprehensive income:
Change in unrealized fair value adjustments of available-for-sale securities, net of taxes of $(36) for the three months ended June 30, 2014 and for the period beginning February 5, 2014 and ending May 13, 2014, and net of reclassification adjustments	—	250	—	250
Total other comprehensive income	—	250	—	250
Comprehensive income	$254,831	$114,040	$530,218	$114,040

	Predecessor
	Period beginning	Period beginning
	April 1, 2014	January 1, 2014
	and ending	and ending
	May 13, 2014	May 13, 2014
Net income	$19,778	$143,908
Other comprehensive income:
Net changes in fair value of cash flow hedges, net of taxes of $(332) for the period beginning April 1, 2014 and ending May 13, 2014 and $(1,118) for the period beginning January 1, 2014 and ending May 13, 2014, and net of reclassification adjustments	610	2,050
Change in unrealized fair value adjustments of available-for-sale securities, net of taxes of $(28) for the period beginning April 1, 2014 and ending May 13, 2014 and $(313) for the period beginning January 1, 2014 and ending May 13, 2014, and net of reclassification adjustments	51	573
Total other comprehensive income	661	2,623
Comprehensive income	$20,439	$146,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Successor		Predecessor
		Period beginning	Period beginning
	Six Months	February 5, 2014	January 1, 2014
	Ended	and ending	and ending
	June 30, 2015	June 30, 2014	May 13, 2014
Operating Activities
Net income	$530,218	$113,790	$143,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	721,795	194,144	666,134	(a)
Asset impairment	2,697	287	49,247	(b)
Amortization of debt issuance costs	5,207	935	27,011	(c)
Amortization of debt discount	—	—	3,963
Amortization of prepaid lease costs	—	—	17,882
Amortization of lease premium intangibles	11,240	2,995	—
Amortization of fair value adjustments on debt	(238,987)	(74,718)	—
Accretion of fair value adjustments on deposits and maintenance liabilities	41,022	15,600	—
Maintenance rights write off	242,646	—	—
Maintenance liability release to income	(53,022)	(2)	—
Net gain on sale of assets	(88,372)	—	—
Forfeitures of customer deposits	—	—	(4,094)
Deferred income taxes	90,208	32,065	224,817	(d)
Other	(41,311)	1,820	(62,426	)(e)
Changes in operating assets and liabilities:
Trade receivables	19,350	44,289	—
Other assets	28,187	27,534	—
Accounts payable, accrued expenses and other liabilities	(51,039)	(35,685)	—
Lease receivables and other assets	—	—	65,269
Accrued interest and other payables	—	—	7,728
Current income taxes and other tax liabilities	—	—	(148,801	)(d)
Net cash provided by operating activities	1,219,839	323,054	990,638
Investing Activities
Purchase of flight equipment	(1,375,823)	(207,812)	(495,456	)(f)
Proceeds from sale or disposal of assets	485,558	24,197	124,974	(g)
Prepayments on flight equipment	(234,083)	(48,873)	(176,339	)(h)
Acquisition of ILFC, net of cash acquired	—	(195,311)	—
Advance on notes receivable	—	—	(53,468)
Advance on notes receivable related party	(740,643)	(62,495)	—
Collections of notes receivable	—	—	1,338
Collections of finance and sales-type leases	26,684	7,194	19,838
Movement in restricted cash	393,366	207,430	(287,363	)(i)
Other	(14,000)	—	—
Net cash used in investing activities	(1,458,941)	(275,670)	(866,476)
Financing Activities
Issuance of debt	1,538,564	2,441,170	1,502,730	(j)
Repayment of debt	(1,066,168)	(1,121,401)	(270,858	)(k)
Debt issuance costs paid	(13,710)	(41,170)	(16,650	)(l)
Maintenance payments received	285,831	83,014	196,957	(m)
Maintenance payments returned	(280,117)	(39,456)	(136,975	)(n)
Security deposits received	74,202	18,844	69,362	(o)
Security deposits returned	(75,163)	(18,642)	(46,010	)(p)
Net change in other deposits	—	—	24,587
Dividends paid to AIG	—	—	(591,744)
Payment of preferred dividends	—	—	(90)
Net cash provided by financing activities	463,439	1,322,359	731,309
Net increase in cash and cash equivalents	224,337	1,369,743	855,471
Effect of exchange rate changes	(719)	152	(255	)(q)
Cash and cash equivalents at beginning of period	586,349	—	1,351,405
Cash and cash equivalents at end of period	$809,967	$1,369,895	$2,206,621

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

(d)         Current income taxes and other tax liabilities of $127,418 were reclassified to Deferred income taxes on our Predecessor Condensed Consolidated Balance Sheet for the period beginning January 1, 2014 and ending May 13, 2014, as a result of our adoption of new accounting guidance on January 1, 2014.

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

(k)         Amount was presented as Payments in reduction of debt financing in the Predecessor financial statements.

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

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Successor		Predecessor
		Period beginning	Period beginning
	Six Months	February 5, 2014	January 1, 2014
	Ended	and ending	and ending
	June 30, 2015	June 30, 2014	May 13, 2014
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$611,253	$202,854	$433,718
Income taxes, net	7,998	11	1,294	(a)

(a)         Includes approximately $0.1 million paid to AIG for ILFC tax liability for the period beginning January 1, 2014 and ending May 13, 2014.

Non-Cash Investing and Financing Activities

Successor:

Six Months Ended June 30, 2015:

Flight equipment held for operating leases in the amount of $91,907 was reclassified to Net investment in finance and sales-type leases.

Flight equipment held for operating leases in the amount of $13,828 was reclassified to inventory, which is included in Other assets.

Successor:

Period beginning February 5, 2014 and ending June 30, 2014:

Prepayments on flight equipment of $85,148 were applied against Acquisition of flight equipment.

Flight equipment held for operating leases in the amount of $7,016 was reclassified to inventory, which is included in Other assets.

Predecessor:

Period beginning January 1, 2014 and ending May 13, 2014:

Prepayments on flight equipment of $93,662 and Security deposits, deferred overhaul rental and other customer deposits of $8,385 were applied to Acquisition of flight equipment of $85,277.

Flight equipment in the amount of $56,168 and Security deposits, deferred overhaul rental and other customer deposits of $1,080 were reclassified to Net investment in finance and sales-type leases of $42,357, with $12,731 charged to expense.

Net investment in finance and sales-type leases in the amount of $7,195 was reclassified to Flight equipment.

Security deposits, deferred overhaul rental and other customer deposits of $52,390 were recorded in income when we sold an aircraft.

Flight equipment in the amount of $52,574 was reclassified to Lease receivables and other assets.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

1.       Basis of Presentation

The Company

AerCap Trust, a Delaware statutory trust, was formed on February 5, 2014. On the Closing Date, immediately after consummation of the AerCap Transaction, all of ILFC’s assets were transferred substantially as an entirety to AerCap Trust, and AerCap Trust assumed substantially all of the liabilities of ILFC. AerCap Ireland Capital Limited, a wholly-owned subsidiary of AerCap Ireland Limited, and ILFC, an indirect wholly-owned subsidiary of AerCap Trust, are the sole beneficiaries of AerCap Trust. Neither AerCap Ireland Limited nor AerCap Ireland Capital Limited are consolidated into the financial statements presented herein, but are related parties to the consolidated AerCap Trust. AerCap Trust, AerCap Ireland Capital Limited, AerCap Ireland Limited and ILFC are all direct or indirect wholly-owned subsidiaries of AerCap.

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

June 30, 2015

(Unaudited)

The accompanying unaudited, Condensed Consolidated Financial Statements include our accounts and accounts of all other entities in which we have a controlling financial interest. See Note 17—Variable Interest Entities. All material intercompany accounts have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report for the year ended December 31, 2014, filed as Exhibit 99.1 to International Lease Finance Corporation’s Form 8-K on March 30, 2015.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For us, the use of estimates is or could be a significant factor affecting acquisition accounting in a business combination, the reported carrying values of flight equipment, intangibles, investments, trade and notes receivable, deferred tax assets and accruals and reserves. Management considers information available from professional appraisers, where possible, to support estimates, particularly with respect to flight equipment. Despite management’s best efforts to accurately estimate such amounts, actual results could materially differ from those estimates.

In the three and six months ended June 30, 2015, we changed our estimates of residual values and useful lives of certain aircraft. The changes in estimates are a result of the current market conditions that have negatively affected the useful lives and residual values for such aircraft. The effect for the three and six months ended June 30, 2015 was to reduce Net income by $6.2 million.

Prior Period Comparative Information

As of December 31, 2014, we finalized all known measurement period adjustments related to the AerCap Transaction, as further described in Note 3 — AerCap Transaction in our Annual Report for the year ended December 31, 2014, filed as Exhibit 99.1 to International Lease Finance Corporation’s Form 8-K on March 30, 2015. The final measurement period adjustments were retrospectively recognized as adjustments in our prior period comparative information.

The Condensed Consolidated Income Statement for the six months ended June 30, 2015 includes a reclassification, as compared to the quarterly report on Form 10-Q for the first quarter ended March 31, 2015, of $3.0 million to reduce Lease revenue and Leasing expenses. Commencing in the second quarter of 2015, for MR contracts, the release of maintenance rights intangible and accrued maintenance liability at lease termination are presented on a net basis in the Condensed Consolidated Income Statement. Previously these amounts were presented on a gross basis. There were no changes to the Condensed Consolidated Balance Sheets, Net income or Total Equity as a result of this reclassification in the period.

The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 includes a reclassification, as compared to the quarterly report for the second quarter ended June 30, 2014, filed as Exhibit 99.1 to International Lease Finance Corporation’s Form 8-K on August 14, 2014, of $3.3 million to reduce investing cash flows related to Collection for finance and sales-type leases and increase Net cash provided by operating activities for the interest income received associated with the collections for finance and sales-type leases. There were no changes to the Condensed Consolidated Balance Sheets, Net income or Total Equity as a result of this reclassification in the period.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

Out of Period Adjustment

Our Condensed Consolidated Income Statement for the six months ended June 30, 2015, includes an out of period adjustment which decreased Net income by $14.4 million. This adjustment corrects the capitalized interest on Prepayments on flight equipment in prior periods. Management has determined, after evaluating the quantitative and qualitative aspects of this out of period adjustment, that our current and prior period financial statements taken as a whole are not materially misstated.

Reportable Segments

We manage our business and analyze and report our results of operations on the basis of one business segment: leasing, financing, sales and management of commercial aircraft and engines.

2.       Summary of Significant Accounting Policies

Our significant accounting policies are described in our Annual Report for the year ended December 31, 2014, filed as Exhibit 99.1 to International Lease Finance Corporation’s Form 8-K on March 30, 2015.

Recent Accounting Guidance Adopted During 2015:

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

This standard was originally effective for the fiscal year beginning after December 1, 2016 and subsequent interim periods. In August 2015, the FASB issued an update to the standard which defers the effective date by one year, to January 1, 2018. The standard may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this standard recognized at the date of

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

adoption. Early adoption would be permitted but not before the original effective date. We plan to adopt the standard on its required effective date of January 1, 2018. We are evaluating the effect the adoption of the standard will have on our consolidated financial condition, results of operations and cash flows.

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

3.       AerCap Transaction

On May 14, 2014, AerCap and AerCap Ireland Limited, a wholly-owned subsidiary of AerCap, completed the purchase of 100 percent of ILFC’s common shares from AIG (the “AerCap Transaction”). The total consideration paid to AIG on the Closing Date consisted of $2.4 billion in cash and 97,560,976 newly-issued AerCap ordinary shares. Immediately following the AerCap Transaction, AIG owned approximately 46 percent of AerCap.

On June 9, 2015, AIG sold 71,184,686 of its AerCap ordinary shares in a secondary public offering pursuant to a registration statement on Form F-3 that was filed with the SEC on March 31, 2015 by AerCap in accordance with the terms of a registration rights agreement AerCap entered into with AIG in connection with the AerCap Transaction. Also on June 9, 2015, AerCap repurchased 15,698,588 of its ordinary shares from AIG for consideration consisting of $500 million of junior subordinated notes issued to AIG and $250 million of cash on hand (the “Share Repurchase”). Following the secondary public offering and the Share Repurchase, AIG owns approximately 5.4 percent of AerCap.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

AerCap Trust reported transaction and integration expenses related to the AerCap Transaction of $1.1 million and $ 44.2 million for the three months ended June 30, 2015 and 2014, respectively, and $5.4 million and $44.2 million for the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014, respectively. Those expenses are included in the Successor’s Condensed Consolidated Income Statements and consist primarily of severance and other compensation expenses.

The following unaudited pro forma summary presents consolidated information of AerCap Trust as if the AerCap Transaction had been consummated on January 1, 2013:

	Pro Forma	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(Dollars in thousands)
Total Revenues and other income	$1,014,124	$2,145,135
Net income	149,255	344,103

4.       Related Party Transactions

Related Parties:  As a result of the AerCap Transaction, AIG held a significant ownership interest in AerCap. Consequently, AIG and its subsidiaries are considered related parties both before and after the Closing Date. Following the secondary public offering and the Share Repurchase, AIG owns approximately 5.4 percent of AerCap. AerCap and its consolidated subsidiaries, including AerCap Ireland Limited, and AerCap Ireland Capital Limited are related parties after the Closing Date.

Successor

Debt:  In June 2015, AerCap Trust issued $500 million of junior subordinated notes due 2045 to AIG. See Note 3 — AerCap Transaction and Note 12 — Debt. We paid no fees or interest to AIG during the three or six months ended June 30, 2015.

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

Dividends and Capital Contribution:  During the six months ended June 30, 2015 and the year ended December 31, 2014, we recorded share-based compensation of $10.8 million and $14.9 million, respectively, as a capital contribution in Additional paid-in-capital for AerCap share-based awards.

Transactions with AerCap:  AerCap provides us with certain managerial, finance, technical, marketing and support services which are essential to our business operations. We compensate AerCap for these services in accordance with AerCap’s global transfer pricing methodology. We had a net receivable from AerCap of $2,468.2 million as of June 30, 2015 and $1,345.2 million as of December 31, 2014 relating to operational activities of AerCap including, but not limited to, the issuance and payoff of third-party debt, the purchase and transfer of aircraft, management fees allocated by AerCap and other cash transfers in the ordinary course of business.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

Aircraft Leased to AerCap:  Some of our aircraft are on lease to AerCap, which leases the aircraft to airlines. We recorded commission expense to AerCap of $0.2 million and $0.7 million for the three and six months ended June 30, 2015, respectively, related to those leases. We did not record any commission expense to AerCap during the three months ended June 30, 2014 or the period beginning February 5, 2014 and ending June 30, 2014.

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

Dividends and Capital Contribution: On May 13, 2014, ILFC paid a special distribution of $600.0 million to AIG, which ILFC was required to pay prior to the completion of the AerCap Transaction in accordance with the Share Purchase Agreement. The special distribution was recorded in Retained earnings as a dividend. During the period beginning January 1, 2014 and ending May 13, 2014, an additional $1.4 million was recorded in Retained earnings as a dividend, when ILFC paid a fee to satisfy a statutory law requirement on behalf of AIG. Additionally, Predecessor recorded a decrease in Retained earnings of $5.3 million, net of tax of $2.9 million, to record a non-cash dividend reflecting the difference between the proceeds received and the net carrying value of a corporate aircraft sold to AIG. Predecessor recorded an increase to Retained earnings of $9.6 million for a receipt from AIG for certain expected separate company tax liabilities, as required under the AerCap sales agreement.

Derivatives and Insurance Premiums:  The counterparty of all of our interest rate swap agreements was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note 10—Derivative Financial Instruments and Note 18—Fair Value Measurements. In addition, we purchased insurance through a broker who may have placed part of our policies with AIG. Total insurance premiums were $2.2 million for the period beginning January 1, 2014 and ending May 13, 2014.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

Our financial statements include the following amounts involving related parties:

	Successor		Predecessor
			Period beginning
			April 1, 2014
	Three Months Ended June 30,		and ending
	2015	2014	May 13, 2014
Income Statement
(Dollars in thousands)
Expense (income):
Allocated corporate costs from AerCap	$30,135	$4,500	$—
Interest income on Receivable from AerCap	(18,119)	—	—
Effect from derivative contracts with AIG Markets, Inc. (Note 10)	(250)	(1,524)	138
Interest on derivative contracts with AIG Markets, Inc.	250	1,522	829
Management fees received from Castle Trusts	(1,772)	(1,275)	(639)
Commission revenue from AerCap for consigned aircraft	(2,451)	—	—
Lease commission to AerCap	230	—	—
Corporate costs from AIG, including allocations			2,431
Interest on time deposit account with AIG Markets (a)			(167)

(a)               Predecessor had a 30-day interest bearing time deposit account with AIG Markets, Inc., which was terminated in connection with the AerCap Transaction.

	Successor		Predecessor
		Period beginning	Period beginning
	Six Months	February 5, 2014	January 1, 2014
	Ended	and ending	and ending
	June 30, 2015	June 30, 2014	May 13, 2014
Income Statement
(Dollars in thousands)
Expense (income):
Allocated corporate costs from AerCap	$58,906	$4,500	$—
Interest income on Receivable from AerCap	(32,929)	—	—
Effect from derivative contracts with AIG Markets, Inc. (Note 10)	(1,196)	(1,524)	428
Interest on derivative contracts with AIG Markets, Inc.	1,198	1,522	2,844
Management fees received from Castle Trusts	(3,482)	(1,275)	(2,497)
Commission revenue from AerCap for consigned aircraft	(5,110)	—	—
Lease commission to AerCap	737	—	—
Corporate costs from AIG, including allocations			4,504
Interest on time deposit account with AIG Markets (a)			(528)

(a)               Predecessor had a 30-day interest bearing time deposit account with AIG Markets, Inc., which was terminated in connection with the AerCap Transaction.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

	Successor
	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Balance Sheet
Asset (liability):
Receivable from AerCap, net	$2,468,162	$1,345,153
Receivable from AIG for compensation programs	1,572	5,716
Junior Subordinated Notes (Note 12)	(500,000)	—
Derivative liabilities (Note 10)	(85)	(1,281)
Equity increase (decrease):
Share-based compensation	10,793	14,876

Successor

Cash flow activities: The following related party transactions are reflected in the Successor Statement of Cash Flows for the six months ended June 30, 2015: (i) Cash transfers to or from related parties; (ii) proceeds from the issuance of debt, (iii) revenue received on aircraft leased to a related party; (iv) maintenance claims paid on our behalf by related parties; and (v) corporate expenses either paid by us on behalf of a related party or paid by related parties on our behalf.

5.       Flight Equipment Held for Operating Leases, Net

Movements in flight equipment held for operating leases during the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014 were as follows:

	Successor
		Period beginning
	Six Months	February 5, 2014
	Ended	and ending
	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Net book value at beginning of period	$23,604,926	$—
AerCap Transaction	—	24,038,423
Additions	1,614,279	270,381
Depreciation	(702,096)	(188,871)
Impairment	(2,697)	(287)
Transfers to AerCap	(290,515)	—
Disposals/Transfers to Held for sale	(361,350)	(50,128)
Transfers to Net investment in finance and sales-type leases/Inventory	(105,735)	(7,016)
Net book value at end of period	$23,756,812	$24,062,502
Accumulated depreciation at June 30, 2015 and June 30, 2014, respectively	$(1,507,141)	$(188,445)

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

6.                    Maintenance Rights Intangible and Lease Premium, Net

Maintenance rights intangible and lease premium consisted of the following at June 30, 2015 and December 31, 2014:

	Successor
	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Maintenance rights intangible	$3,448,807	$3,809,456
Lease premium	81,039	92,281
	$3,529,846	$3,901,737

Movements in maintenance rights intangible during the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014 were as follows:

	Successor
		Period beginning
	Six Months	February 5, 2014
	Ended	and ending
	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Maintenance rights intangible, net at beginning of period	$3,809,456	$—
AerCap Transaction	—	3,975,286
EOL and MR contract maintenance rights expense	(169,775)	—
MR contract maintenance rights write off due to maintenance liability release	(32,202)	—
EOL contract maintenance rights write off due to cash receipt	(41,431)	—
EOL and MR contract intangible write off due to sale of aircraft	(42,717)
Transfers to AerCap	(74,524)	—
Maintenance rights intangible, net at end of period	$3,448,807	$3,975,286

The following table presents details of Lease premium and related accumulated amortization at June 30, 2015 and December 31, 2014:

	Successor
	June 30, 2015
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
	(Dollars in thousands)
Lease premium	$104,791	$(23,752)	$81,039

	Successor
	December 31, 2014
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
	(Dollars in thousands)
Lease premium	$106,743	$(14,462)	$92,281

Lease premiums that are fully amortized are removed from the gross carrying amount and accumulated amortization columns in the tables above.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

During the three months ended June 30, 2015 and 2014 we recorded amortization expense for lease premium of $5.5 million and $3.0 million, respectively. During the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014, we recorded amortization expense for lease premium of $11.2 million and $3.0 million, respectively.

7.                    Other Intangibles, Net

Other intangibles consisted of the following at June 30, 2015 and December 31, 2014:

	Successor
	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Goodwill	$58,094	$58,094
Customer relationships	336,059	346,647
Contractual vendor intangible assets	47,580	47,580
Tradename and other intangible assets	69,623	71,388
	$511,356	$523,709

The following table presents details of customer relationships and tradename and other intangible assets and related accumulated amortization at June 30, 2015 and December 31, 2014:

	Successor
	June 30, 2015
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
	(Dollars in thousands)
Customer relationships	$360,000	$(23,941)	$336,059
Tradename and other intangible assets	83,973	(14,350)	69,623
	$443,973	$(38,291)	$405,682

	Successor
	December 31, 2014
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
	(Dollars in thousands)
Customer relationships	$360,000	$(13,353)	$346,647
Tradename and other intangible assets	79,365	(7,977)	71,388
	$439,365	$(21,330)	$418,035

During the three months ended June 30, 2015 and 2014 we recorded amortization expense for customer relationships and tradename and other intangible assets of $8.5 million and $4.4 million, respectively. During the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014, we recorded amortization expense for customer relationships and tradename and other intangible assets of $17.0 million and $4.4 million, respectively.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

8.                    Other Assets

Other assets for the Successor were comprised of the following at June 30, 2015 and December 31, 2014:

	Successor
	June 30,		December 31,
	2015		2014
	(Dollars in thousands)
Inventory	$243,481		$253,646
Other receivables	111,053		63,573
Notes receivable, net	21,188	(a)	51,558	(b)
Debt issuance costs	62,561		50,130
Lease incentives	66,449		32,220
Other tangible fixed assets	13,225		17,781
Straight-line rents, prepaid expenses and other	21,502		26,797
	$539,459		$495,705

(a)         As of June 30, 2015, we had a $2.0 million balance in our allowance for credit losses on notes receivable resulting from a $2.0 million provision recorded during the six months ended June 30, 2015.

(b)         As of December 31, 2014, we did not have an allowance for credit losses on notes receivable and there was no activity recorded for credit losses during the  Successor period beginning February 5, 2014 and ending December 31, 2014 or the Predecessor period beginning January 1, 2014 and ending May 13, 2014.

9.                    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities for the Successor were comprised of the following at June 30, 2015 and December 31, 2014:

	Successor
	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Accounts payable and accrued expenses	$207,158	$254,360
Deferred revenue	334,032	317,818
Accrued interest	264,423	272,406
Asset value guarantees (Note 16)	102,500	133,500
Derivative liabilities (Note 4 and Note 10)	85	1,281
	$908,198	$979,365

10.             Derivative Financial Instruments

From time to time, we employ a variety of derivatives to manage exposures to interest rate and foreign currency risks. At June 30, 2015, we had interest rate swap agreements maturing through August 2015 that the Predecessor previously entered into with a subsidiary of AIG. Following the AerCap Transaction, our interest rate swap agreements ceased to qualify for hedge accounting and as a result we record changes in market values in income.

Our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our interest rate swap agreements are recorded at fair value in Accounts payable, accrued expenses and other liabilities on the Successor’s Condensed Consolidated Balance Sheets (see Note 18—Fair Value Measurements). All of our interest rate swap agreements were in a liability position at June 30, 2015. Our derivative contracts do not have any credit risk related contingent features and we are not required to post collateral under any of our existing derivative contracts.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

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

Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following tables present notional amounts and fair values of derivatives outstanding at June 30, 2015 and December 31, 2014:

	Successor
	June 30, 2015
	Notional Amount	Fair Value
	(Dollars in thousands)
Derivatives not qualifying for hedge accounting:
Interest rate swap agreements (a)	$3,640	$85
Total Derivative Liabilities		$85

	Successor
	December 31, 2014
	Notional Amount	Fair Value
	(Dollars in thousands)
Derivatives not qualifying for hedge accounting:
Interest rate swap agreements (a)	$51,630	$1,281
Total Derivative Liabilities		$1,281

(a)               Converts floating interest rate debt into fixed rate debt.

We recorded the following in OCI related to derivative instruments for the respective periods:

	Predecessor
	Period beginning		Period beginning
	April 1, 2014		January 1, 2014
	and ending		and ending
	May 13, 2014		May 13, 2014
	(Dollars in thousands)
Gain (Loss)
Effective portion of change in fair market value of derivatives:
Interest rate swap agreements	$808	(a)	$2,752	(a)
Amortization of balances of de-designated hedges and other adjustments	134		416
Income tax effect	(332)		(1,118)
Net changes in cash flow hedges, net of taxes	$610		$2,050

(a)               Includes the following:

Period beginning April 1, 2014 and ending May 13, 2014: (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(22); and (ii) amounts reclassified from AOCI into interest expense when cash payments were made or received on qualifying cash flow hedges of $830.

Period beginning January 1, 2014 and ending May 13, 2014: (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(93); and (ii) amounts reclassified from AOCI into interest expense when cash payments were made or received on qualifying cash flow hedges of $2,845.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

The following tables present the effect of derivatives recorded in Interest expense (Successor) and Other expenses (Predecessor) on the Condensed Consolidated Income Statements:

	Amount of Gain or (Loss)
	Recognized in Income on Derivatives
	Successor		Predecessor(a)
			Period beginning
			April 1, 2014
	Three Months Ended June 30,		and ending
	2015	2014	May 13, 2014
(Dollars in thousands)
Derivatives designated as cash flow hedges:
Ineffectiveness of interest rate swap agreements (b)	$—	$—	$(4)
Derivatives not designated as a hedge:
Interest rate swap agreements	250	1,524	—
Reconciliation to Condensed Consolidated Income Statements:
Reclassification of amounts de-designated as hedges recorded in AOCI	—	—	(134)
Effect from derivatives	$250	$1,524	$(138)

(a)         All components of each derivative’s gain or loss were included in the assessment of effectiveness.

(b)         Amounts were presented as Interest rate swap agreements in the Predecessor financial statements.

	Amount of Gain or (Loss)
	Recognized in Income on Derivatives
	Successor		Predecessor(a)
		Period beginning	Period beginning
	Six Months	February 5, 2014	January 1, 2014
	Ended	and ending	and ending
	June 30, 2015	June 30, 2014	May 13, 2014
(Dollars in thousands)
Derivatives designated as cash flow hedges:
Ineffectiveness of interest rate swap agreements (b)	$—	$—	$(12)
Derivatives not designated as a hedge:
Interest rate swap agreements	1,196	1,524	—
Reconciliation to Condensed Consolidated Income Statements:
Reclassification of amounts de-designated as hedges recorded in AOCI	—	—	(416)
Effect from derivatives	$1,196	$1,524	$(428)

(a)         All components of each derivative’s gain or loss were included in the assessment of effectiveness.

(b)         Amounts were presented as Interest rate swap agreements in the Predecessor financial statements.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

11.    Accrued Maintenance Liability

Movements in Accrued maintenance liability during the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014 were as follows:

	Successor
		Period beginning
	Six Months	February 5, 2014
	Ended	and ending
	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Accrued maintenance liability at beginning of period	$2,744,510	$—
AerCap Transaction	—	2,575,118
Maintenance payments received	285,831	83,014
Maintenance payments reimbursed	(280,117)	(39,456)
Transfers to AerCap	(78,266)	—
Release to income	(53,022)	(2)
Lessor contribution and top ups	3,532	—
Interest accretion	26,941	11,759
Accrued maintenance liability at end of period	$2,649,409	$2,630,433

12.    Debt

As of June 30, 2015, the principal amount of our outstanding indebtedness totaled $23.7 billion, which excludes fair value adjustments of $1.1 billion. As of June 30, 2015, we remain in compliance with the respective financial covenants across our various debt obligations.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

The following table provides a summary of our indebtedness:

	Successor
			Weighted average
	June 30,	December 31,	interest rate
	2015	2014	June 30, 2015 (a)	Maturity
	(Dollars in thousands)
Unsecured
ILFC Legacy Notes	$10,470,222	$11,230,020	6.80%	2015-2022
AerCap Trust & AerCap Ireland Capital Limited Notes	4,400,000	3,400,000	4.23%	2017-2022
Fair value adjustment	818,675	999,869
TOTAL UNSECURED	15,688,897	15,629,889
Secured
Export credit facilities	1,065,821	1,283,742	1.97%	2015-2025
Senior secured notes	2,550,000	2,550,000	6.94%	2016-2018
Institutional secured term loans	3,290,471	3,355,263	3.11%	2020-2021
AeroTurbine revolving credit agreement	326,530	302,142	2.69%	2019
Camden Facility	145,687	155,168	4.74%	2018
Fair value adjustment	234,749	292,543
TOTAL SECURED	7,613,258	7,938,858
Subordinated
ECAPS subordinated notes	1,000,000	1,000,000	5.31%	2065
Junior Subordinated Notes (Note 4)	500,000	—	6.50%	2045
Fair value adjustment	(237)	(238)
TOTAL SUBORDINATED	1,499,763	999,762
	$24,801,918	$24,568,509

(a)               The weighted average interest rate is calculated based on the U.S. dollar LIBOR rate as of June 30, 2015, and excludes the impact of related derivative instruments which we hold to hedge our exposure to interest rates as well as any amortization of debt issuance costs.

Collateral Pledged for Secured Debt

As of June 30, 2015, we had pledged as collateral 401 aircraft with an aggregate net book value of $10.3 billion. AeroTurbine’s assets serve as collateral for the AeroTurbine revolving credit facility. As of June 30, 2015, the outstanding principal balance on the secured debt totaled $7.4 billion, which excludes fair value adjustments of $0.2 billion.

Additional details of the principal terms of our indebtedness can be found in our quarterly report on Form 10-Q for the first quarter ended March 31, 2015. There have been no material changes to our indebtedness besides scheduled repayments, since the filing of that report, except for those described below.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

AerCap Trust & AerCap Ireland Capital Limited Notes

In June 2015, AerCap Trust and AerCap Ireland Capital Limited co-issued $1.0 billion aggregate principal amount of senior unsecured notes, consisting of $500 million of 4.250% notes due 2020 and $500 million of 4.625% notes due 2022 (collectively, the “Shelf Takedown Notes”), the issuance of which was registered with the SEC. The proceeds from the offering were used for general corporate purposes.

The Shelf Takedown Notes are guaranteed by AerCap and certain of its subsidiaries.

The indenture governing the Shelf Takedown Notes contains customary covenants that, among other things, restrict our, and our restricted subsidiaries’ ability to (i) incur liens on assets; (ii) declare or pay dividends or acquire or retire shares during certain events of default; (iii) designate restricted subsidiaries as non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. The indenture also provides for customary events of default, including, but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness and certain events of insolvency. If any event of default occurs, any amount then outstanding under the indenture may immediately become due and payable.

We may redeem the Shelf Takedown Notes, in whole or in part, at any time at a price equal to 100% of the aggregate principal amount plus the applicable “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date. The “make-whole” premium is the excess of (i) the sum of the present value at such redemption date of all remaining scheduled payments of principal and interest on such notes through the stated maturity date of the notes (excluding accrued but unpaid interest to the redemption date), discounted to the date of redemption using a discount rate equal to the Treasury Rate plus 50 basis points; over (ii) the principal amount of the notes to be redeemed.

Institutional Secured Term Loans

Vancouver Facility

In May 2015, we entered into an amendment to our Vancouver secured term loan facility to extend the maturity date from June 2017 to April 2020.

Junior Subordinated Notes

In June 2015, AerCap Trust issued $500 million of junior subordinated notes due 2045 (the “Junior Subordinated Notes”),  to AIG.  The Junior Subordinated Notes initially bear interest at a fixed interest rate of 6.50%, and beginning in June 2025 bear interest at a floating rate of three-month LIBOR plus 4.30%. The notes were issued to AIG as payment for a portion of the Share Repurchase. Upon the issuance of the Junior Subordinated Notes, the amount available to AerCap under the AIG revolving credit facility was reduced from $1.0 billion to $500 million.

We may defer any interest payments on the Junior Subordinated Notes for up to five consecutive years for one or more deferral periods. At the end of five years following the commencement of any deferral period, we must pay all accrued and unpaid deferred interest, including compounded interest. During a deferral period, interest will continue to accrue on the Junior Subordinated Notes and deferred interest will bear additional interest, compounded on each interest payment date. If we have paid all deferred interest (including compounded interest thereon) on the Junior Subordinated Notes, then we may again defer interest payments.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

The Junior Subordinated Notes are guaranteed by AerCap and certain of its subsidiaries.

We may at our option redeem the Junior Subordinated Notes before their maturity (i) in whole or in part, at any time and from time to time, on or after June 15, 2025 at 100% of their principal amount plus any accrued and unpaid interest thereon; (ii) in whole, but not in part, before June 15, 2025 at the make-whole redemption price, if an applicable rating agency makes certain changes to the equity credit criteria for securities such as the Junior Subordinated Notes; (iii) in whole, but not in part, at any time at 100% of their principal amount plus any accrued and unpaid interest thereon in the event that we become or would become obligated to pay any additional amounts as a result of a change in tax laws, regulations or official interpretations; or (iv) in whole, but not in part, at 101% of their principal amount plus any accrued and unpaid interest thereon within 60 days after the occurrence of a “change of control triggering event” consisting of a change of control and a decline in the rating of our senior unsecured debt securities by two applicable rating agencies. In the event that we do not redeem the Junior Subordinated Notes in connection with a change of control triggering event, the then-applicable annual interest rate borne by the Junior Subordinated Notes will increase by 5.00%.

The Junior Subordinated Notes are junior subordinated unsecured obligations, rank equally with all of AerCap Trust’s future equally ranking junior subordinated indebtedness, if any, and are subordinate and junior in right of payment to all of AerCap Trust’s existing and future senior indebtedness.

We are required to register the Junior Subordinated Notes for resale under the Securities Act upon noteholder request pursuant to a registration rights agreement, which includes an obligation for us to file a Form F-3 to cover resales of the Junior Subordinated Notes from time to time.

13.    Income Taxes

The Successor, a Delaware statutory trust, is a pass-through entity that is not subject to tax in the U.S. or Ireland. Rather, its beneficiaries, AerCap Ireland Capital Limited and ILFC, are subject to tax. As the majority of the Successor’s income and expense is subject to tax by AerCap Ireland Capital Limited, an Irish limited company, the Successor is presented as an Irish tax resident whose earnings are subject to Irish corporate income tax. The Predecessor foreign entities were generally treated as foreign disregarded entities of a U.S. corporation for U.S federal income tax purposes. Accordingly, the Predecessor’s U.S. and foreign income were subject to U.S. federal income tax on a current basis.

The Successor’s effective tax rate for the three and six months ended June 30, 2015 was 14.5% as compared to 22.0% for the three months ended June 30, 2014 and the period beginning February 5, 2014 and ending June 30, 2014. The Predecessor’s effective tax rate for the period beginning April 1, 2014 and ending May 13, 2014 and the period beginning January 1, 2014 and ending May 13, 2014 were 32.2% and 35.0%, respectively. The Successor’s effective tax rate is lower than the Predecessor’s primarily due to the effect of the Reorganization, which resulted in the majority of the Successor’s earnings now being taxed at the lower Irish income tax rate. The Predecessor’s effective tax rate was impacted by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

14.    Other Income

Other income includes the following:

	Successor			Predecessor
				Period beginning
				April 1, 2014
	Three Months Ended June 30,			and ending
	2015		2014	May 13, 2014
(Dollars in thousands)
AeroTurbine
Engines, airframes, parts and supplies revenue	$100,698		$92,277	$21,653
Cost of goods sold (a)	(82,795)		(77,341)	(19,488)
Gross profit	17,903		14,936	2,165
Management fees, interest and other (b)	42,484	(c)(d)	2,890	4,861
	$60,387		$17,826	$7,026

(a)         Amounts were presented as Cost of sales in the Predecessor financial statements.

(b)         Amounts were presented as Interest and other in the Predecessor financial statements.

(c)          Includes interest and other income from AerCap in the three months ended June 30, 2015. See Note 4—Related Party Transactions.

(d)         Includes a $17.0 million gain from the settlement of an asset value guarantee in three months ended June 30, 2015.

	Successor			Predecessor
			Period beginning	Period beginning
	Six Months		February 5, 2014	January 1, 2014
	Ended		and ending	and ending
	June 30, 2015		June 30, 2014	May 13, 2014
(Dollars in thousands)
AeroTurbine
Engines, airframes, parts and supplies revenue	$184,213		$92,277	$123,695
Cost of goods sold (a)	(149,388)		(77,341)	(102,566)
Gross profit	34,825		14,936	21,129
Management fees, interest and other (b)	64,072	(c)(d)	2,890	23,024
	$98,897		$17,826	$44,153

(a)         Amounts were presented as Cost of sales in the Predecessor financial statements.

(b)         Amounts were presented as Interest and other in the Predecessor financial statements.

(c)          Includes interest and other income from AerCap in the six months ended June 30, 2015. See Note 4—Related Party Transactions.

(d)         Includes a $17.0 million gain from the settlement of an asset value guarantee in the six months ended June 30, 2015.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

15.             Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following:

	Successor
				Period beginning
			Six Months	February 5, 2014
	Three Months Ended June 30,		Ended	and ending
	2015	2014	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Personnel expenses	$26,606	$17,029	$60,256	$17,029
Travel expenses	2,798	2,147	5,285	2,147
Professional services	2,899	2,593	4,888	2,593
Office expenses	5,981	3,584	12,256	3,584
Other expenses (a)	32,424	5,684	61,790	5,684
	$70,708	$31,037	$144,475	$31,037

(a)               Includes allocated corporate costs from AerCap. See Note 4—Related Party Transactions.

16.             Commitments and Contingencies

Aircraft on Order

At June 30, 2015, we had commitments to purchase 326 new aircraft scheduled for delivery through 2022. The majority of these commitments to purchase new aircraft are based upon agreements with Boeing, Airbus or Embraer.

Movements in Prepayments on flight equipment and capitalized interest during the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014 were as follows:

	Successor
		Period beginning
	Six Months	February 5, 2014
	Ended	and ending
	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Prepayments on flight equipment and capitalized interest at beginning of period	$3,166,381	$—
AerCap Transaction	—	3,176,322
Prepayments made during the period	234,516	32,913
Interest capitalized during the period	26,675 (a)	15,960
Transfers to AerCap	(65,438)	—
Prepayments and capitalized interest applied to the purchase of flight equipment	(328,699)	(73,891)
Prepayments on flight equipment and capitalized interest at end of period	$3,033,435	$3,151,304

(a)               Includes an out of period adjustment of $16.9 million recorded during the six months ended June 30, 2015. See Note 1—Basis of Presentation.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

Asset Value Guarantees

ILFC had previously contracted to provide guarantees on a portion of the residual value of aircraft owned by third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and, in certain cases, provide us with an option to purchase the aircraft for the guaranteed value. During the second quarter of 2015, we settled one asset value guarantee and recognized a $17.0 million gain, and as of June 30, 2015, 10 guarantees were outstanding. We have an agreement in place to sell one of the aircraft in the second half of 2015.

We regularly review the underlying values of the aircraft collateral to determine our exposure under asset value guarantees. We did not record any provisions for losses on asset value guarantees during the Successor three or six months ended June 30, 2015, the Successor three months ended June 30, 2014, the Successor period beginning February 5, 2014 and ending June 30, 2014, the Predecessor period beginning April 1, 2014 and ending May 13, 2014, or the Predecessor period beginning January 1, 2014 and ending May 13, 2014.

At June 30, 2015 and December 31, 2014, the carrying value of the asset value guarantee liability was $102.5 million and $133.5 million, respectively, and was included in Accounts payable, accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets. At June 30, 2015, the maximum aggregate potential commitment that we were obligated to pay under these guarantees, including those exercised, and without any offset for the projected value of the aircraft or other contractual features that may limit our exposure, was approximately $264.4 million.

Legal Proceedings

In the ordinary course of our business, we are a party to various legal actions, which we believe are incidental to the operations of our business. The Company regularly reviews the possible outcome of such legal actions, and accrues for such legal actions at the time a loss is probable and the amount of the loss can be estimated. In addition, the Company also reviews the applicable indemnities and insurance coverage. Based on information currently available, we believe the potential outcome of those cases where we are able to estimate reasonably possible losses, and our estimate of the reasonably possible losses exceeding amounts already recognized, on an aggregated basis, is immaterial to our consolidated financial condition, results of operations or cash flows.

Yemen Airways-Yemenia: ILFC is named in a lawsuit in connection with the 2009 crash of an Airbus A310-300 aircraft owned by ILFC and on lease to Yemen Airways-Yemenia, a Yemeni carrier (“Hassanati Action”). The Hassanati plaintiffs are families of deceased occupants of the flight and seek unspecified damages for wrongful death, costs, and fees. The Hassanati Action commenced in January 2011 and is pending in the United States District Court for the Central District of California. On February 18, 2014, the district court granted summary judgment in ILFC’s favor and dismissed all of the Hassanati plaintiffs’ remaining claims. The Hassanati plaintiffs have appealed the judgment. On August 29, 2014, a new group of plaintiffs filed a lawsuit against ILFC in the United States District Court for the Central District of California (the “Abdallah Action”). The Abdallah Action claims unspecified damages from ILFC on the same theory as does the Hassanati Action. We believe that ILFC has substantial defenses on the merits and is adequately covered by available liability insurance in respect of both the Hassanati Action and the Abdallah Action.

Air Lease: On April 24, 2012, ILFC and AIG filed a lawsuit in the Los Angeles Superior Court against ILFC’s former CEO, Steven Udvar Hazy, Mr. Hazy’s current company, Air Lease Corporation (“ALC”), and a number of ALC’s officers and employees who were formerly employed by ILFC. The lawsuit alleged that Mr. Hazy and the former officers and employees, while employed at ILFC, diverted corporate opportunities from ILFC, misappropriated ILFC’s trade secrets and other proprietary information, and committed other breaches of their fiduciary duties, all at the behest of ALC.

The complaint sought monetary damages and injunctive relief for breaches of fiduciary duty, misappropriation of trade secrets, unfair competition, and various other violations of state law.

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

On August 15, 2013, ALC filed a cross-complaint against ILFC and AIG. Relevant to ILFC, ALC’s cross-complaint alleged that ILFC entered into, and later breached, an agreement to sell aircraft to ALC. Based on these allegations, the cross-complaint asserted a claim against ILFC for breach of contract. The cross-complaint sought significant compensatory and punitive damages.

On April 23, 2014, ILFC filed an amended complaint adding as a defendant Leonard Green & Partners, L.P. The complaint added claims against Leonard Green & Partners, L.P. for aiding and abetting the individual defendants’ breaches of their fiduciary duties and duty of loyalty to ILFC and for unfair competition.

On April 23, 2015, we entered into an agreement to settle the litigation. Pursuant to the terms of the settlement agreement, each of the parties to the litigation received full releases of all claims and counterclaims asserted in the litigation. Neither AerCap nor ILFC made or received any payments pursuant to the settlement agreement.

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

We consolidate one entity, Camden, in which we have a variable interest and which was established to obtain secured financing for the purchase of aircraft. The loans are non-recourse to us except under limited circumstances. We have determined that we are the PB of the entity because we control and manage all aspects of the entity, including directing the activities that most significantly affect the economic performance of the entity, and we absorb the majority of the risks and rewards of the entity.

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

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

Other Variable Interest Entities

We have variable interests in the following entities, in which we have determined we are not the PB because we do not have the power to direct the activities that most significantly affect the entity’s economic performance: (i) one entity that ILFC previously sold aircraft to and for which we manage the aircraft, where our variable interest consists of the servicing fee we receive for the management of those aircraft; and (ii) two affiliated entities, the Castle Trusts, that ILFC previously sold aircraft to and for which we continue to manage the aircraft, where our variable interests consist of the servicing fee we receive for the management of those aircraft.

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

At June 30, 2015, our derivative portfolio consisted of interest rate swap contracts. The fair value of these instruments was based upon a model that employed current interest and volatility rates, as well as other observable inputs as applicable. As such, the valuation of these instruments was classified as Level 2.

The following tables summarize our financial assets and liabilities as of June 30, 2015 and December 31, 2014 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by U.S. GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Successor
	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Derivative liabilities	$85	$—	$85	$—
	$85	$—	$85	$—

	Successor
	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Derivative liabilities	$1,281	$—	$1,281	$—
	$1,281	$—	$1,281	$—

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

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

During the three and six months ended June 30, 2015, we recognized impairment charges of $2.4 million related to one part-out aircraft and three engines, and $2.7 million related to two part-out aircraft and three engines, respectively. During the three months ended June 30, 2014 and the period beginning February 5, 2014 and ending June 30, 2014, we recognized impairment charges of $0.3 million related to one engine.

During the Predecessor period beginning April 1, 2014 and ending May 13, 2014 and the Predecessor period beginning January 1, 2014 and ending May 13, 2014, we recognized impairment charges of $7.0 million related to seven aircraft and two engines and $49.2 million related to 12 aircraft and four engines, respectively.

Inputs to Non-Recurring Fair Value Measurements Categorized as Level 3

We measure the fair value of certain assets and liabilities on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include flight equipment. The fair value of flight equipment is estimated when (i) aircraft held for use in our fleet are not recoverable; (ii) aircraft expected to be sold or parted-out are not recoverable; and (iii) aircraft are sold as part of a sales-type lease. We use the income approach to measure the fair value of flight equipment, which is based on the present value of estimated future cash flows. The key inputs to the income approach include the current contractual lease cash flows and the projected future non-contractual lease cash flows, extended to the end of the aircraft’s estimated holding period in its highest and best use configuration, as well as a contractual or estimated disposition value. The determination of these key inputs in applying the income approach is discussed below.

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

June 30, 2015

(Unaudited)

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

Fair Value Disclosures of Financial Instruments

The fair value of restricted cash and cash and cash equivalents approximates the carrying value of these financial instruments because of their short term nature (level 1). The carrying value of notes receivable approximates its fair value (level 2).The fair value of our debt financings consider the frequency and volume of quoted prices of our debt in active markets, where available. The fair value of our long-term unsecured fixed rate and floating rate debt is estimated using quoted market prices. The fair value of our long-term secured debt is estimated using discounted cash flow analysis based on current market prices for similar type debt. Derivatives are recognized on the balance sheet at their fair value which includes consideration of the credit rating and risk attaching to the counterparty of the derivative contract. We have considered both the quantitative and qualitative factors when determining our counterparty credit risk (level 2). The fair value of interest rate swap derivatives was based on the use of a valuation model that utilizes, among other things, current interest, foreign exchange and volatility rates, as applicable (level 2). The fair value of guarantees is determined by reference to the underlying aircraft and guarantee amount (level 3).

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

The carrying amounts and fair values of our most significant financial instruments at June 30, 2015 and December 31, 2014 are as follows:

	Successor
	June 30, 2015
	Book value	Fair value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Cash and cash equivalents	$809,967	$809,967	$809,967	$—	$—
Restricted cash	27,804	27,804	27,804	—	—
Notes receivable, net	21,188	21,188	—	21,188	—
	$858,959	$858,959	$837,771	$21,188	$—
Liabilities
Debt	$24,801,918	$24,846,674	$—	$24,846,674	$—
Derivative liabilities	85	85	—	85	—
Guarantees	102,500	101,848	—	—	101,848
	$24,904,503	$24,948,607	$—	$24,846,759	$101,848

	Successor
	December 31, 2014
	Book value	Fair value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Cash and cash equivalents	$586,349	$586,349	$586,349	$—	$—
Restricted cash	421,170	421,170	421,170	—	—
Notes receivable	51,558	51,558	—	51,558	—
	$1,059,077	$1,059,077	$1,007,519	$51,558	$—
Liabilities
Debt	$24,568,509	$24,443,579	$—	$24,443,579	$—
Derivative liabilities	1,281	1,281	—	1,281	—
Guarantees	133,500	131,814	—	—	131,814
	$24,703,290	$24,576,674	$—	$24,444,860	$131,814

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

19.          Equity

Movements in equity during the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014 were as follows:

	Successor
	Total Equity Before Non- Controlling Interest	Non-controlling Interest		Total Equity
	(Dollars in thousands)
Balance at December 31, 2014	$5,260,331	$76,860		$5,337,191
Dividends paid	—	(132	)(a)	(132)
Share-based compensation	10,793	—		10,793
Total comprehensive income	530,218	—		530,218
Balance at June 30, 2015	$5,801,342	$76,728		$5,878,070

(a)             At June 30, 2015, the dividend rate for Series A MAPS was 0.333% and the dividend rate for Series B MAPS was 0.443%.

	Successor
	Total Equity Before Non- Controlling Interest	Non-controlling Interest	Total Equity
	(Dollars in thousands)
Balance at February 5, 2014	$—	$—	$—
Issuance of Series 1 Beneficial Interests to AerCap Ireland Capital Limited	4,557,641	77,047	4,634,688
Total comprehensive income	114,040	—	114,040
Balance at June 30, 2014	$4,671,681	$77,047	$4,748,728

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

AERCAP GLOBAL AVIATION TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

The following tables present a rollforward of Accumulated other comprehensive loss for the Predecessor period beginning April 1, 2014 and ending May 13, 2014 and the Predecessor period beginning January 1, 2014 and ending May 13, 2014:

	Predecessor
	Period beginning April 1, 2014
	and ending May 13, 2014
		Unrealized
	Gains and	gains and
	losses on	losses on
	cash flow	available-for-
	hedges	sale securities	Total
	(Dollars in thousands)
Balance at March 31, 2014	$(3,437)	$1,215	$(2,222)
Other comprehensive income before reclassifications	804	79	883
Amounts reclassified from AOCI	138	—	138
Income tax effect	(332)	(28)	(360)
Net increase in other comprehensive income	610	51	661
Balance at May 13, 2014	$(2,827)	$1,266	$(1,561)

	Predecessor
	Period beginning January 1, 2014
	and ending May 13, 2014
		Unrealized
	Gains and	gains and
	losses on	losses on
	cash flow	available-for-
	hedges	sale securities	Total
	(Dollars in thousands)
Balance at December 31, 2013	$(4,877)	$693	$(4,184)
Other comprehensive income before reclassifications	2,740	886	3,626
Amounts reclassified from AOCI	428	—	428
Income tax effect	(1,118)	(313)	(1,431)
Net increase in other comprehensive income	2,050	573	2,623
Balance at May 13, 2014	$(2,827)	$1,266	$(1,561)

The following table presents the classifications and amount of reclassifications from AOCI to the Condensed Consolidated Income Statements for the Predecessor period beginning April 1, 2014 and ending May 13, 2014 and the Predecessor period beginning January 1, 2014 and ending May 13, 2014:

	Predecessor
	Period beginning	Period beginning	Condensed
	April 1, 2014	January 1, 2014	Consolidated
	and ending	and ending	Income Statement
	May 13, 2014	May 13, 2014	Classification
	(Dollars in thousands)
Cash flow hedges:
Interest rate swap agreements	$(4)	$(12)	Other expenses
Reclassification of amounts de-designated as hedges recorded in AOCI	(134)	(416)	Other expenses
	(138)	(428)
Available-for-sale securities:
Realized gains and losses on available-for-sale securities	—	—	Selling, general and administrative
	—	—
Total reclassifications	$(138)	$(428)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the integration of ILFC with AerCap, the Reorganization and its potential impact, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under the heading “Risk Factors,” in our Annual Report for the year ended December 31, 2014, filed as Exhibit 99.1 to International Lease Finance Corporation’s Form 8-K on March 30, 2015. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

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

The following table presents U.S. GAAP results for Successor and Predecessor for the following periods:

	Successor		Predecessor
		Period beginning	Period beginning
	Six Months	February 5, 2014	January 1, 2014
	Ended	and ending	and ending
(Dollars in thousands)	June 30, 2015	June 30, 2014	May 13, 2014
Revenues and other income
Lease revenue	$1,953,746	$506,938	$1,526,885
Net gain on sale of assets	88,372	—	—
Flight equipment marketing and gain on aircraft sales			56,921
Other income	98,897	17,826	44,153
Total Revenues and other income	2,141,015	524,764	1,627,959
Expenses
Depreciation and amortization	721,795	194,144	666,134
Asset impairment	2,697	287	49,247
Interest expense	409,266	103,652	496,535
Leasing expenses	237,194	5,545	37,619
Transaction and integration related expenses	5,449	44,208	—
Selling, general and administrative expenses	144,475	31,037	153,890
Other expenses	—	—	3,298
Total Expenses	1,520,876	378,873	1,406,723
Income before income taxes	620,139	145,891	221,236
Provision for income taxes	(89,921)	(32,101)	(77,328)
Net income	$530,218	$113,790	$143,908
Net income attributable to non-controlling interest	—	—
Net income attributable to beneficial owners	$530,218	$113,790

Flight Equipment:  As of June 30, 2015, 886 out of our 891 owned aircraft were on lease to 170 commercial airline and cargo operator customers in 74 countries, two aircraft were classified as held for sale, and three aircraft in our operating lease portfolio were off-lease. As of August 6, 2015, all three of the off-lease aircraft were under commitments for re-lease. We had the following activity related to flight equipment during the six months ended June 30, 2015:

		Net investment
	Held for	in finance and		Total
	operating	sales-type	Held for	owned
	leases	leases	sale/inventory	aircraft
Number of aircraft at beginning of period	885 (a)	25	5	915
Aircraft purchases	20	—	—	20
Aircraft transferred to AerCap	(17)	—	—	(17)
Aircraft reclassified to Held for sale	(10)	—	10	—
Aircraft sold or designated for part-out	(14)	—	(13)	(27)
Aircraft reclassified to Net investment in finance and sales-type leases	(7)	7	—	—
Number of aircraft at end of period	857 (a)	32	2	891

(a)         Excludes three and five aircraft owned by AeroTurbine at January 1, 2015 and June 30, 2015, respectively.

Lease Revenue:  Successor recognized Lease revenue of $1,953.7 million and $506.9 million for the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014, respectively. Successor lease revenue for the six months ended June 30, 2015, includes basic rents of $1,838.5 million and maintenance rents and other receipts of $115.2 million and for the period beginning February 5, 2014 and ending June 30, 2014, includes basic rents of $500.0 million and maintenance rents and other receipts of $6.9 million. Predecessor recognized Lease revenue of $1,526.9 million for the period beginning January 1, 2014 and ending May 13, 2014.

Net Gain on Sale of Assets:  Successor recognized Net gain on sale of assets of $88.4 million during the six months ended June 30, 2015 related to 30 aircraft, including seven Boeing 757 aircraft, five Airbus A340 aircraft, three Airbus A319 aircraft, three Airbus A321 aircraft, two Airbus A320 aircraft, two Boeing 737NG aircraft, two Boeing 767 aircraft, two Boeing 787 aircraft, two Boeing 737 classic aircraft, one Boeing 747 aircraft, and one Airbus A330 aircraft. Successor did not recognize any Net gain on sale of assets during the period beginning February 5, 2014 and ending June 30, 2014. Predecessor presented gains on aircraft sales in Flight equipment marketing and gain on aircraft sales on its Condensed Consolidated Income Statement.

Flight Equipment Marketing and Gain on Aircraft Sales:  Successor presented gains on aircraft sales in Net gain on sale of assets on its Condensed Consolidated Income Statement. Predecessor recognized Flight equipment marketing and gain on aircraft sales of $56.9 million for the period beginning January 1, 2014 and ending May 13, 2014, primarily related to gains recorded on five aircraft sold.

Other Income:  Successor recognized Other income of $98.9 million and $17.8 million for the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014, respectively. Predecessor recognized Other income of $44.2 million for the period beginning January 1, 2014 and ending May 13, 2014. Other income consisted of the following for the following periods:

	Successor			Predecessor
			Period beginning	Period beginning
	Six Months		February 5, 2014	January 1, 2014
	Ended		and ending	and ending
	June 30, 2015		June 30, 2014	May 13, 2014
(Dollars in thousands)
AeroTurbine
Engines, airframes, parts and supplies revenue	$184,213		$92,277	$123,695
Cost of goods sold (a)	(149,388)		(77,341)	(102,566)
Gross profit	34,825		14,936	21,129
Management fees, interest and other (b)	64,072	(c)(d)	2,890	23,024
	$98,897		$17,826	$44,153

(a)         Amounts were presented as Cost of sales in the Predecessor financial statements.

(b)         Amounts were presented as Interest and other in the Predecessor financial statements.

(c)          Includes interest and other income from AerCap in the six months ended June 30, 2015. See Note 4 of Notes to Condensed Consolidated Financial Statements.

(d)         Includes a $17.0 million gain from the settlement of an asset value guarantee in the six months ended June 30, 2015.

Depreciation and amortization:  Successor recorded depreciation of flight equipment and other depreciable assets of $721.8 million and $194.1 million for the six months ended June 30, 2015 and for the period beginning February 5, 2014 and ending June 30, 2014, respectively. Successor began recognizing depreciation expense on flight equipment in conjunction with the AerCap Transaction on May 14, 2014 and benefits from a reduced carrying value of flight equipment held for operating leases after the effect of remeasuring the flight equipment to fair value as of the Closing Date. Predecessor recorded depreciation of $666.1 million for the period beginning January 1, 2014 and ending May 13, 2014. We had 857, 902 and 901 aircraft held for operating lease at June 30, 2015, June 30, 2014, and May 13, 2014, respectively.

Asset Impairment:  Successor recorded impairments charges on flight equipment of $2.7 million during the six months ended June 30, 2015 related to two part-out aircraft and three engines and $0.3 million during the period beginning February 5, 2014 and ending June 30, 2014 related to one engine. Predecessor recorded the following aircraft impairment charges and fair value adjustments on flight equipment for the period beginning January 1, 2014 and ending May 13, 2014:

	Predecessor
	Period beginning January 1, 2014
	and ending May 13, 2014
			Impairment
	Aircraft		Charges and
	Impaired		Fair Value
	or Adjusted		Adjustments
			(Dollars in millions)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	3		$21.2
Impairment charges on aircraft intended to be or designated for part-out	9	(a)	28.0	(b)
Total impairment charges and fair value adjustments on flight equipment	12		$49.2

(a)         Includes four aircraft that were impaired twice.

(b)         Includes charges relating to four engines.

Interest Expense:  Successor recorded Interest expense of $409.3 million and $103.7 million for the six months ended June 30, 2015 and for the period beginning February 5, 2014 and ending June 30, 2014, respectively. Successor Interest expense includes the effect of remeasuring the debt to fair value, as well as the effective interest rates as of the Closing Date. Successor average cost of debt excludes the effect of mark-to-market movements and includes the effect from the remeasure and a one-time charge of $16.9 million related to prior periods to correct capitalized interest (See Note 1 of Notes to Condensed Consolidated Financial Statements). The Successor average cost of debt increased to 3.4% for the six months ended June 30, 2015 as compared to 3.0% for the period beginning February 5, 2014 and ending June 30, 2014 and the average outstanding debt balance was $24.2 billion for the six months ended June 30, 2015 as compared to $26.5 billion for the period beginning February 5, 2014 and ending June 30, 2014. Predecessor recorded Interest expense of $496.5 million for the period beginning January 1, 2014 and ending May 13, 2014. Predecessor weighted average effective cost of borrowing, which excluded the effect of amortization of deferred debt issue costs, was 5.9% and the Predecessor average outstanding debt balance was $22.1 billion for the period beginning January 1, 2014 and ending May 13, 2014.

Leasing Expenses:  Successor recorded Leasing expenses of $237.2 million and $5.5 million for the six months ended June 30, 2015 and for the period February 5, 2014 and ending June 30, 2014, respectively. Predecessor recorded Leasing expenses of $37.6 million for the period beginning January 1, 2014 and ending May 13, 2014. Successor Leasing expenses are higher primarily due maintenance rights expense as a result of the AerCap Transaction.

Transaction and Integration Related Expenses:  Successor recorded Transaction and integration related expenses of $5.4 million and $44.2 million for the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014, respectively, related to the AerCap Transaction. These expenses consist primarily of severance and other compensation expenses.

Selling, General and Administrative Expenses:  Successor recorded Selling, general and administrative expenses of $144.5 million and $31.0 million for the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014, respectively. Predecessor recorded Selling, general and administrative expenses of $153.9 million for the period beginning January 1, 2014 and ending May 13, 2014.

Provision for Income Taxes: Successor effective tax rate was impacted by the Reorganization which resulted in certain of our earnings now being taxed at the lower Irish income tax rate. Successor effective tax rate was 14.5% and 22.0% for the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014, respectively. Predecessor effective tax rate was 35.0% for the period beginning January 1, 2014 and ending May 13, 2014, and was impacted by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments. The decrease in our effective tax rate during the Successor six months ended June 30, 2015 and the Successor period beginning February 5, 2014 and ending June 30, 2014, was primarily due to the effect of the Reorganization in conjunction with the consummation of the AerCap Transaction.

The increase in the Successor reserve for uncertain tax positions was not material for the six months ended June 30, 2015 or the period beginning February 5, 2014 and ending June 30, 2014. The Predecessor reserve for uncertain tax positions increased by $31.8 million for the period beginning January 1, 2014 and ending May 13, 2014. As a result of the AerCap Transaction and the Section 338(h)(10) election, all previous uncertain tax positions of the Predecessor that were included in the combined filing with AIG were eliminated as of May 14, 2014.

Income before Income Taxes:  See explanations above for a detailed analysis of each category affecting income before income taxes. Successor recognized income before income taxes of $620.1 million and $145.9 million for the six months ended June 30, 2015 and the period beginning February 5, 2014 and ending June 30, 2014, respectively. Predecessor recognized income before income taxes of $221.2 million for the period beginning January 1, 2014 and ending May 13, 2014. Successor income before income taxes includes the effect of remeasuring identifiable assets acquired and the liabilities assumed to fair value and the adoption of new accounting policies, and is therefore not comparable with the Predecessor periods.

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

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015, the end of the period covered by this report.

(B)             Changes in Internal Controls Over Financial Reporting

There were no changes in AerCap Trust’s internal controls over financial reporting during the three months ended June 30, 2015 that materially affected, or were reasonably likely to materially affect, the effectiveness of the internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 16 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report for the year ended December 31, 2014, filed as Exhibit 99.1 to International Lease Finance Corporation’s Form 8-K on March 30, 2015, except for an update to the following risk factor.

We are subject to various risks and requirements associated with transacting business in many countries.

Our international operations expose us to trade and economic sanctions and other restrictions imposed by the United States, the United Kingdom, or other governments or organizations. For example, the U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”), and other federal statutes and regulations, including those established by the Office of Foreign Asset Control (“OFAC”). Under these laws and regulations, the government may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could materially and adversely impact our business, operating results, and financial condition.

On May 21, 2015, OFAC designated Al Naser Airlines of Iraq, a person and entity related to Al Naser Airlines, and nine individual aircraft, including two aircraft that we had previously sold to Al Naser Airlines, as blocked persons. Also on May 21, 2015, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) added Al Naser Airlines and another related person and entity to its Denied Persons List. The OFAC and BIS designations were based on Al Naser’s reported diversion of the nine aircraft to a sanctioned entity, Mahan Air, in Iran, after purchasing the aircraft from multiple sources, and based on Al Naser’s attempted purchase of other aircraft for the same purpose. Based on our internal review to date, there is no indication that the Company or any of its employees were aware of any such diversion. The BIS and OFAC investigations are ongoing and, in connection therewith, on May 27, 2015, OFAC issued a subpoena to the Company requesting information, including information related to other transactions that may have led to aircraft being diverted to Iran. The Company is cooperating fully with the investigations, which are in their early stages.

We have implemented and maintain in effect policies and procedures designed to ensure compliance by us, our subsidiaries and our directors, officers, employees, consultants and agents with respect to various export control, anti-corruption, anti-terrorism and anti-money laundering laws and regulations. However, such personnel could engage in unauthorized conduct for which we may be held responsible. Violations of such laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could materially and adversely affect our financial results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERCAP GLOBAL AVIATION TRUST

August 14, 2015	/s/ Tom Kelly
TOM KELLY
Chief Executive Officer (Principal Executive Officer)

August 14, 2015	/s/ Ian Sutton
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

3.1

Trust Agreement of AerCap Global Aviation Trust, by and among Wilmington Trust, National Association, AerCap Ireland Capital Limited, dated as of February 5, 2014 (filed as an exhibit to International Lease Finance Corporation’s Form 8-K (file no. 001-31616) filed on August 14, 2014 and incorporated herein by reference).

3.2

Joinder to Trust Agreement of AerCap Global Aviation Trust of International Lease Finance Corporation, dated as of May 14, 2014 (filed as an exhibit to International Lease Finance Corporation’s Form 8-K (file no. 001-31616) filed on August 14, 2014 and incorporated herein by reference).

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

Exhibit Number	Description
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

Exhibit Number	Description
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

4.49

Sixth Supplemental Indenture, dated as of June 25, 2015, to the Indenture, dated as of May 14, 2014, by and among AerCap Ireland Limited, AerCap Global Aviation Trust, AerCap Holdings N.V., the Guarantors party thereto and Wilmington Trust, as Trustee.

4.50

Seventh Supplemental Indenture, dated as of June 25, 2015, to the Indenture, dated as of May 14, 2014, by and among AerCap Ireland Limited, AerCap Global Aviation Trust, AerCap Holdings N.V., the Guarantors party thereto and Wilmington Trust, as Trustee.

4.51

Exchange and Registration Rights Agreement, dated as of May 14, 2014, AerCap Ireland Capital Limited, AerCap Global Aviation Trust, the Guarantors party thereto, UBS Securities LLC and Citigroup Global Markets Inc. (filed as an exhibit to International Lease Finance Corporation’s Form 8-K (file no. 001-31616) filed on March 30, 2015 and incorporated herein by reference).

4.52

Exchange and Registration Rights Agreement, dated as of September 29, 2014, AerCap Ireland Capital Limited, AerCap Global Aviation Trust, the Guarantors party thereto and J.P. Morgan Securities LLC (filed as an exhibit to International Lease Finance Corporation’s Form 8-K (file no. 001-31616) filed on March 30, 2015 and incorporated herein by reference).

4.53

Junior Subordinated Indenture, dated as of June 9, 2015, by and among AerCap Global Aviation Trust, AerCap Holdings N.V., the Guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee.

4.54	Registration Rights Agreement, dated as of June 9, 2015, by and among AerCap Global Aviation Trust, AerCap Holdings N.V., the Guarantors party thereto, and American International Group, Inc.
4.55

The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

Exhibit Number	Description
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

10.10

Second Amendment to Term Loan Credit Agreement, dated as of March 31, 2015, among Temescal Aircraft LLC, as borrower, AerCap Global Aviation Trust, Park Topanga Aircraft LLC, Charmlee Aircraft Inc. and Ballysky Aircraft Ireland Limited, as obligors, International Lease Finance Corporation, AerCap Holdings, N.V., AerCap Aviation Solutions B.V., AerCap Ireland Limited, AerCap Ireland Capital Limited and AerCap U.S. Global Aviation LLC, as guarantors, and Citibank N.A., as collateral agent and administrative agent, and the lenders identified therein (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

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

Exhibit Number	Description
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

10.15

Third Amendment to Term Loan Credit Agreement, dated as of May 5, 2015, among Flying Fortress Holdings LLC, as borrower, Flying Fortress Financing LLC, Flying Fortress US Leasing Inc., and Flying Fortress Ireland Leasing Limited, as obligors, International Lease Finance Corporation, AerCap Holdings N.V., AerCap Aviation Solutions B.V., AerCap Ireland Limited, AerCap Ireland Capital Limited and AerCap U.S. Global Aviation LLC, as guarantors, and Bank of America N.A., as collateral agent and administrative agent, and the lenders identified therein (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

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

10.23

Share Repurchase Agreement, dated as of June 1, 2015, by and among AerCap Global Aviation Trust, AerCap Holdings N.V., the Guarantors party thereto, American International Group, Inc. and AIG Capital Corporation.

31.1	Certification of Chief Executive Officer.
31.2	Certification of Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350.

Exhibit Number	Description
101.

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Successor); (ii) the Condensed Consolidated Income Statements for the three months ended June 30, 2015, the three months ended June 30, 2014 (Successor), the period beginning April 1, 2014 and ending May 13, 2014 (Predecessor), the six months ended June 30, 2015, the period beginning February 5, 2014 and ending June 30, 2014 (Successor), and the period beginning January 1, 2014 and ending May 13, 2014 (Predecessor); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2015, the three months ended June 30, 2014, the six months ended June 30, 2015, the period beginning February 5, 2014 and ending June 30, 2014 (Successor), the period beginning April 1, 2014 and ending May 13, 2014, and the period beginning January 1, 2014 and ending May 13, 2014 (Predecessor); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015, the period beginning February 5, 2014 and ending June 30, 2014 (Successor), and the period beginning January 1, 2014 and ending May 13, 2014 (Predecessor); and (vi) the Notes to the Condensed Consolidated Financial Statements.